Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1983-2
filed 1995-08-11
CIK 715369

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
        June 30, 1995                               0-12093


                    DYCO OIL AND GAS PROGRAM 1983-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                            41-1454574
(State or other jurisdiction           (I.R.S. Employer Identification
of incorporation or organization)                  Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                         (918) 583-1791
            ----------------------------------------------------
            (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No
                             ----      ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS
                                                        June 30,  December 31,
                                                          1995        1994
                                                       ---------- ------------
          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $178,352      $108,099
             Accrued oil and gas sales, including
               $22,559 and $19,089 due from
               related parties (Note 2) . . . . . .      26,707        33,608
                                                       --------      --------
                Total current assets  . . . . . . .    $205,059      $141,707

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     137,116       168,602

          DEFERRED CHARGE . . . . . . . . . . . . .      89,884        89,884
                                                       --------      --------
                                                       $432,059      $400,193
                                                       ========      ========
                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  8,799      $  9,027
             Gas imbalance payable  . . . . . . . .       7,775         7,775
                                                       --------      --------
                Total current liabilities . . . . .    $ 16,574      $ 16,802

          ACCRUED LIABILITY . . . . . . . . . . . .      37,419        37,419

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding
               64 units . . . . . . . . . . . . . .       3,781         3,460
             Limited Partners, issued and outstanding,
               6,400 units  . . . . . . . . . . . .     374,285       342,512
                                                       --------      --------
                Total Partners' capital . . . . . .    $378,066      $345,972
                                                       --------      --------
                                                       $432,059      $400,193
                                                       ========      ========


                     The accompanying condensed notes are an
                   integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                           1995         1994
                                                        ---------     --------
          REVENUES:
             Oil and gas sales, including
               $33,536 and $55,204 of sales
               to related parties (Note 2)  . . . .     $119,860      $81,181
             Interest . . . . . . . . . . . . . . .        1,994          276
                                                        --------      -------
                                                        $121,854      $81,457
                                                        --------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 33,379      $35,119
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       23,690       17,820
             General and administrative (Note 2)  .       16,658       12,060
                                                        --------      -------
                                                        $ 73,727      $64,999
                                                        --------      -------
          NET INCOME  . . . . . . . . . . . . . . .     $ 48,127      $16,458
                                                        ========      =======
          GENERAL PARTNER (1%) - net income . . . .     $    481      $   164
                                                        ========      =======
          LIMITED PARTNERS (99%) - net income . . .     $ 47,646      $16,294
                                                        ========      =======
          NET INCOME PER UNIT . . . . . . . . . . .     $      7      $     2
                                                        ========      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        6,464        6,464
                                                        ========      =======




                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                           1995         1994
                                                        ---------    ---------
          REVENUES:
             Oil and gas sales, including
               $53,172 and $96,745 of sales
               to related parties (Note 2)  . . . .     $160,002     $166,667
             Interest . . . . . . . . . . . . . . .        3,286        1,192
                                                        --------     --------
                                                        $163,288     $167,859
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 64,593     $ 71,125
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       31,486       32,882
             General and administrative (Note 2)  .       35,115       29,523
                                                        --------     --------
                                                        $131,194     $133,530
                                                        --------     --------
          NET INCOME  . . . . . . . . . . . . . . .     $ 32,094     $ 34,329
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    321     $    343
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 31,773     $ 33,986
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      5     $      5
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        6,464        6,464
                                                        ========     ========






                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                       ----------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 32,094     $ 34,329
             Adjustments to reconcile net income to
               net cash provided by operating
              activities:
               Depreciation, depletion, and amortiza-
                tion of oil and gas properties  . .       31,486       32,882
               Decrease (increase) in accrued oil and
                gas sales . . . . . . . . . . . . .        6,901    (  20,915)
               (Decrease) increase in accounts payable (     228)       1,630
                                                        --------     --------
                Net cash provided by operating
                 activities . . . . . . . . . . . .     $ 70,253     $ 47,926
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:

                Net cash used by investing activities   $    -       $     -
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
               Cash distributions . . . . . . . . .     $    -      ($129,280)
                                                        --------     --------
                Net cash used by financing activities   $    -      ($129,280)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     $ 70,253    ($ 81,354)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
           PERIOD . . . . . . . . . . . . . . . . .      108,099      143,781
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF
           PERIOD . . . . . . . . . . . . . . . . .     $178,352     $ 62,427
                                                        ========     ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             OIL AND GAS PROPERTIES
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 such expenses totaled $35,115 and $29,523, respectively, of which $21,582 and $21,582 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales totaled $53,172 and $96,745, respectively. At June 30, 1995 accrued oil and gas sales included $22,559 due from Premier.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

               The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.


          RESULTS OF OPERATIONS
          ----------------------

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                Three months ended June 30,
                                                ---------------------------
                                                       1995       1994
                                                       ----       ----
                  Oil and gas sales                  $119,860    $81,181
                  Oil and gas production expenses    $ 33,379    $35,119
                  Barrels produced                        210        273
                  Mcf produced                         86,931     46,070
                  Average price/Bbl                  $  17.70    $ 12.08
                  Average price/Mcf                  $   1.34    $  1.69

               As shown in the table, oil and natural gas sales increased 47.6% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted primarily from an increase in the volumes of natural gas sold and an increase in the average price of oil sold, partially offset by a decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of natural gas sold increased 40,861 Mcf while volumes of oil sold decreased 63 barrels during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The increase in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from a purchaser on a well during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Average natural gas prices decreased to $1.34 per Mcf for the three months ended June 30, 1995 from $1.69 per Mcf for the three months ended June 30, 1994, while average oil prices increased to $17.70 per barrel for the three months ended June 30, 1995 from $12.08 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,740 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily the result of a decrease in the general repair and maintenance expenses incurred by the Program during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 27.8% for the three months ended June 30, 1995 from 43.3% for the three months ended June 30, 1994. This percentage decrease resulted primarily from the increase in the volumes of natural gas sold associated with the positive prior period volume adjustments during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 as discussed above.

               Depreciation, depletion, and amortization of oil and gas properties increased $5,870 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily due to the increase in the volumes of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994, partially offset by a significant increase in the estimate of the 1983-2 Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense remained relatively constant at 19.8% for the three months ended June 30, 1995 from 22.0% for the three months ended June 30, 1994.

               General and administrative expenses increased $4,598 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This dollar increase resulted primarily from an increase in the Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 13.9% for the three months ended June 30, 1995 compared to 14.9% for the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.

                                                Six months ended June 30,
                                                -------------------------
                                                       1995       1994
                                                       ----       ----
                  Oil and gas sales                  $160,002   $166,667
                  Oil and gas production expenses    $ 64,593   $ 71,125
                  Barrels produced                        465        765
                  Mcf produced                        115,939     85,928
                  Average price/Bbl                  $  15.00   $  10.17
                  Average price/Mcf                  $   1.32   $   1.85

               As shown in the table, oil and natural gas sales decreased 4.0% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease resulted from a decrease in the average price of natural gas sold and a decrease in the volumes of oil sold, partially offset by an increase in the volumes of natural gas sold and an increase in the average price of oil sold. Volumes of natural gas sold increased 30,011 Mcf for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, while volumes of oil sold decreased by 300 barrels for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The increase in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from a purchaser on one of the Program's wells during the six months ended June 30, 1995, while the decrease in the volumes of oil sold was primarily the result of a positive prior period volume adjustment from a purchaser on another of the Program's wells during the six months ended June 30, 1994. Average natural gas prices decreased to $1.32 per Mcf for the six months ended June 30, 1995 from $1.85 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $15.00 per barrel for the six months ended June 30, 1995 from $10.17 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,532 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily the result of a decrease in the general repair and maintenance expenses incurred by the Program during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 40.4% for the six months ended June 30, 1995 from 42.7% for the six months ended June 30, 1994. This percentage decrease resulted primarily from the dollar decrease in production expenses as discussed above and the increase in the average price of oil sold, partially offset by a decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $1,396 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily due to a significant increase in the estimate of the 1983-2 Program's remaining natural gas reserves, partially offset by an increase in the volumes of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 19.6% for the six months ended June 30, 1995 compared to 19.7% for the six months ended June 30, 1994. This expense stated as a percentage of oil and gas sales remained relatively constant due to the offsetting effects of the increase in the estimate of the Program's remaining natural reserves and the increases in the average prices of oil and natural gas sold for the six months ended June 30, 1995 as compared to the similar period in 1994.

               General and administrative expenses increased $5,592 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This dollar increase resulted primarily from an increase in the Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 21.9% for the six months ended June 30, 1995 from 17.7% for the six months ended June 30, 1994. This percentage increase was primarily due to a decrease in the average price of natural gas sold and a decrease in the volume of oil sold, partially offset by an increase in the volumes of natural gas sold and an increase in the average price of oil sold for the six months ended June 30, 1995 as compared to the similar period in 1994.

                             PART II:  OTHER INFORMATION



          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                                        (Registrant)


                                        By:  DYCO PETROLEUM CORPORATION
                                             General Partner


          Date:     August 10, 1995     By:        /s/Dennis R. Neill
                                             ---------------------------
                                                  (Signature)
                                             Dennis R. Neill
                                             Senior Vice President



          Date:     August 10, 1995     By:      /s/Patrick M. Hall
                                             ----------------------------
                                                  (Signature)
                                             Patrick M. Hall
                                             Senior Vice President -
                                              Controller
                                             Principal Accounting Officer