Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1983-2
filed 1995-08-28
CIK 715369

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
        March 31, 1995                              0-12093



                    DYCO OIL AND GAS PROGRAM 1983-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



          Minnesota                               41-1454574
  (State or other jurisdiction         (I.R.S. Employer Identification
of incorporation or organization)                   Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                       (918) 583-1791
            ---------------------------------------------------
            (Registrant's telephone number, including area code)



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
                                        (Unaudited)

                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                      ----------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $105,361      $108,099
             Accrued oil and gas sales, including
               $11,916 and $19,089 due from
               related parties (Note 2) . . . . . .      27,955        33,608
                                                       --------      --------
                Total current assets  . . . . . . .    $133,316      $141,707

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     160,806       168,602

          DEFERRED CHARGE . . . . . . . . . . . . .      89,884        89,884
                                                       --------      --------
                                                       $384,006      $400,193
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  8,873      $  9,027
             Gas imbalance payable  . . . . . . . .       7,775         7,775
                                                       --------      --------
                Total current liabilities . . . . .    $ 16,648      $ 16,802

          ACCRUED LIABILITY . . . . . . . . . . . .      37,419        37,419

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding
               64 units . . . . . . . . . . . . . .       3,300         3,460
             Limited Partners, issued and outstanding,
               6,400 units  . . . . . . . . . . . .     326,639       342,512
                                                       --------      --------
                Total Partners' capital . . . . . .    $329,939      $345,972
                                                       --------      --------
                                                       $384,006      $400,193
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $19,636 and $41,541 of sales
               to related parties (Note 2)  . . . .      $40,142     $ 85,486
             Interest . . . . . . . . . . . . . . .        1,292          916
                                                         -------     --------
                                                         $41,434     $ 86,402
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $31,214     $ 36,006
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .        7,796       15,062
             General and administrative (Note 2)  .       18,457       17,463
                                                         -------     --------
                                                         $57,467     $ 68,531
                                                         -------     --------
          NET (LOSS) INCOME . . . . . . . . . . . .     ($16,033)    $ 17,871
                                                         =======     ========
          GENERAL PARTNER (1%) - net (loss) income      ($   160)    $    179
                                                         =======     ========
          LIMITED PARTNERS (99%) - net (loss) income    ($15,873)    $ 17,692
                                                         =======     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .     ($     2)    $      3
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        6,464        6,464
                                                         =======     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                       ----------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .    ($ 16,033)    $ 17,871
             Adjustments to reconcile net (loss) income
               to net cash (used) provided by operating
               activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .        7,796       15,062
               Decrease (increase) in accrued oil and
                gas sales . . . . . . . . . . . . .        5,653    (  20,721)
               (Decrease) increase in accounts payable (     154)         667
                                                        --------     --------
                Net cash (used) provided by operating
                  activities  . . . . . . . . . . .    ($  2,738)    $ 12,879
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:

                Net cash used by investing activities   $    -       $    -
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
               Cash distributions . . . . . . . . .     $    -      ($129,280)
                                                        --------     --------
                Net cash used by financing activities   $    -      ($129,280)
                                                        --------     --------

          NET DECREASE IN CASH AND CASH EQUIVALENTS    ($  2,738)   ($116,401)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                         108,099      143,781
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $105,361     $ 27,380
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)


          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 such expenses totaled $18,457 and $17,463, respectively, of which $10,791 and $10,791 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales totaled $19,636 and $41,541, respectively. At March 31, 1995 accrued oil and gas sales included $11,916 due from Premier.

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

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                               Three Months ended March 31,
                                               ----------------------------
                                                     1995          1994
                                                     ----          ----
                  Oil and gas sales                $40,142       $85,486
                  Oil and gas production expenses  $31,214       $36,006
                  Barrels produced                     255           492
                  Mcf produced                      29,008        39,858
                  Average price/Bbl                $ 12.78       $  9.10
                  Average price/Mcf                $  1.27       $  2.03

               As shown in the table, oil and natural gas sales decreased by 53.0% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due to a decrease in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased by 237 barrels and 10,850 Mcf, respectively, for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease in the volumes of oil and natural gas sold was primarily a result of the normal decline in production from diminished oil and natural gas reserves. Average oil prices increased to $12.78 per barrel for the three months ended March 31, 1995 from $9.10 per barrel for the three months ended March 31, 1994, while average natural gas prices decreased to $1.27 per Mcf for the three months ended March 31, 1995 from $2.03 per Mcf for the similar period in 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,792 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was consistent with the decrease in the volumes of oil and natural gas sold for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 77.8% for the three months ended march 31, 1995 from 42.1% for the three months ended March 31, 1994. This percentage increase was primarily the result of a decrease in the volumes and average price of natural gas sold, partially offset by an increase in the average price of oil sold.

               Depreciation, depletion, and amortization of oil and gas properties decreased $7,266 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was consistent with the decrease in the volume of oil and natural gas sold. As a percentage of oil and gas sales, this expense increased slightly to 19.4% for the three months ended March 31, 1995 from 17.6% for the three months ended March 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold.

               General and administrative expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 46.0% for the three months ended March 31, 1995 as compared to 20.4% for the three months ended March 31, 1994. This percentage increase was primarily due to the decrease in the volume and average price of natural gas sold, partially offset by the increase in the average price of oil sold.

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


                                   DYCO OIL AND GAS PROGRAM  1983-2 LIMITED
                                   PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




Date:     August 28, 1995          By:  /s/Dennis R. Neill

                                        -------------------------
                                             (Signature)
                                        Dennis R. Neill
                                        Senior Vice President



Date:     August 28, 1995          By:  /s/Patrick  M. Hall

                                        -------------------------
                                             (Signature)
                                        Patrick M. Hall
                                        Senior Vice President -
                                        Controller
                                        Principal Accounting Officer