Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1983-2
filed 1995-11-13
CIK 715369

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      September 30, 1995                            0-12093


                    DYCO OIL AND GAS PROGRAM 1983-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                            41-1454574
(State or other jurisdiction       (I.R.S. Employer Identification
of incorporation or organization)             Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                          ------------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 12,495      $108,099
   Accrued oil and gas sales, including
     $11,352 and $19,089 due from
     related parties (Note 2) . . . . . .      20,325        33,608
                                             --------      --------
      Total current assets  . . . . . . .    $ 32,820      $141,707

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     117,555       168,602

DEFERRED CHARGE . . . . . . . . . . . . .      89,884        89,884
                                             --------      --------
                                             $240,259      $400,193
                                             ========      ========
                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  8,349      $  9,027
   Gas imbalance payable  . . . . . . . .       7,775         7,775
                                             --------      --------
      Total current liabilities . . . . .    $ 16,124      $ 16,802

ACCRUED LIABILITY . . . . . . . . . . . .      37,419        37,419

PARTNERS' CAPITAL:
   General Partner, issued and outstanding
     64 units . . . . . . . . . . . . . .       1,868         3,460
   Limited Partners, issued and outstanding,
     6,400 units  . . . . . . . . . . . .     184,848       342,512
                                             --------      --------
      Total Partners' capital . . . . . .    $186,716      $345,972
                                             --------      --------
                                             $240,259      $400,193
                                             ========      ========

                     The accompanying condensed notes are an
                   integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995          1994
                                              ---------     --------

REVENUES:
   Oil and gas sales, including
     $85,792 and $30,020 of sales
     to related parties (Note 2)  . . . .      $88,795      $54,117
   Interest . . . . . . . . . . . . . . .        1,813          618
                                               -------      -------
                                               $90,608      $54,735
                                               -------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $58,339      $25,417
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . . .      17,222       13,475
   General and administrative (Note 2)  .       12,477       12,576
                                               -------      -------
                                               $88,038      $51,468
                                               -------      -------
NET INCOME  . . . . . . . . . . . . . . .      $ 2,570      $ 3,267
                                               =======      =======
GENERAL PARTNER (1%) - net income . . . .      $    26      $    33
                                               =======      =======
LIMITED PARTNERS (99%) - net income . . .      $ 2,544      $ 3,234
                                               =======      =======
NET INCOME PER UNIT . . . . . . . . . . .      $   -        $     1
                                               =======      =======
UNITS OUTSTANDING . . . . . . . . . . . .        6,464        6,464
                                               =======      =======

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                                1995          1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $138,964 and $126,765 of sales
     to related parties (Note 2)  . . . .     $248,797     $220,784
   Interest . . . . . . . . . . . . . . .        5,099        1,810
                                              --------     --------
                                              $253,896     $222,594
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $122,932     $ 96,542
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       48,708       46,357
   General and administrative (Note 2)  .       47,592       42,099
                                              --------     --------
                                              $219,232     $184,998
                                              --------     --------
NET INCOME  . . . . . . . . . . . . . . .     $ 34,664     $ 37,596
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    347     $    376
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 34,317     $ 37,220
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      5     $      6
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        6,464        6,464
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                             ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $ 34,664     $ 37,596
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       48,708       46,357
     Decrease (increase) in accrued oil and
      gas sales . . . . . . . . . . . . .       13,283    (  11,618)
     (Decrease) increase in accounts payable (     678)       1,644
                                              --------     --------
      Net cash provided by operating
        activities  . . . . . . . . . . .     $ 95,977     $ 73,979
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     $    -      ($    440)
   Retirements of oil and gas properties         2,339          -
                                              --------     --------

      Net cash provided (used) by investing
        activities  . . . . . . . . . . .     $  2,339    ($    440)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions . . . . . . . . .    ($193,920)   ($129,280)
                                              --------     --------
      Net cash used by financing
        activities  . . . . . . . . . . .    ($193,920)   ($129,280)
                                              --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS    ($ 95,604)   ($ 55,741)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .      108,099      143,781
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD . . . . . . . . . . . . . . . .     $ 12,495     $ 88,040
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 such expenses totaled $12,477 and $12,576, respectively, of which $10,791 and $10,791 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 such expenses totaled $47,592 and $42,099, respectively, of which $32,373 and $32,373 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales totaled $85,792 and $30,020, respectively. During the nine months ended September 30, 1995 and 1994 these sales totaled $138,964 and $126,765, respectively. At September 30, 1995 accrued oil and gas sales included $11,352 due from Premier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Program have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.


RESULTS OF OPERATIONS
----------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                         1995          1994
                                         ----          ----
        Oil and gas sales               $88,795       $54,117
        Oil and gas production
         expenses                       $58,339       $25,417
        Barrels produced                    239           291
        Mcf produced                     60,878        34,403
        Average price/Bbl               $ 12.57       $ 14.16
        Average price/Mcf               $  1.41       $  1.45

     As shown in the table, oil and natural gas sales increased 64.1% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase resulted primarily from an increase in the volumes of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of natural gas sold increased 26,475 Mcf, while volumes of oil sold decreased 52 barrels for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The increase in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from a purchaser on two of the Program' wells during the three months ended September 30, 1995. Average natural gas prices decreased to $1.41 per Mcf for the three months ended September 30, 1995 from $1.45 per Mcf for the three months ended September 30, 1994, while average oil prices decreased to $12.57 per barrel for the three months ended September 30, 1995 from $14.16 per barrel for the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $32,922 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily due to significant workover charges on one of the Program's wells to improve the recovery of reserves along with the increase in volumes  of  natural  gas  sold  during the  three  months  ended
     September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 65.7% for the three months ended September 30, 1995 from 47.0% for the three months ended September 30, 1994. This percentage increase resulted primarily from the increase in lease operating expenses related to workover charges as discussed above.

     Depreciation, depletion, and amortization of oil and gas properties increased $3,747 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily due to the increase in the volumes  of  natural  gas  sold during  the  three  months  ended
     September 30, 1995 as compared to the three months ended September 30, 1994, partially offset by a significant increase in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 19.4% for the three months ended September 30, 1995 compared to 24.9% for the three months ended September 30, 1994. This percentage decrease was primarily due to the increase in the estimate of the Program's remaining natural gas reserves as discussed above.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 14.1% for the three months ended September 30, 1995 from 23.2% for the three months ended September 30, 1994. This percentage decrease was primarily due to the increase in the volumes of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Nine months ended September 30,
                                   -------------------------------
                                         1995          1994
                                         ----          ----
        Oil and gas sales              $248,797      $220,784
        Oil and gas production
        expenses                       $122,932      $ 96,542
        Barrels produced                    704         1,056
        Mcf produced                    176,817       120,331
        Average price/Bbl              $  14.18      $  11.27
        Average price/Mcf              $   1.35      $   1.74

     As shown in the table, oil and natural gas sales increased 12.7% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted from an increase in the average price of oil sold and an increase in the volumes of natural gas sold, partially offset by a decrease in the volumes of oil sold and a decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of natural gas sold increased 56,486 Mcf, while volumes of oil sold decreased 352 barrels for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from a purchaser on two of the Program's wells during the nine months ended September 30, 1995. The decrease in the volumes of oil sold was primarily the result of a positive prior period volume adjustment from a purchaser on another of the Program's wells during the nine months ended September 30, 1994. Average natural gas prices decreased to $1.35 per Mcf for the nine months ended September 30, 1995 from $1.74 per Mcf for the nine months ended September 30, 1994, while average oil prices increased to $14.18 per barrel for the nine months ended September 30, 1995 from $11.27 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $26,390 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily the result of significant workover charges on one of the Program's wells during the nine months ended September 30, 1995 with no similar charges during the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 49.4% for the nine months ended September 30, 1995 from 43.7% for the nine months ended September 30, 1994. This percentage increase resulted primarily from the increase in lease operating expenses as discussed above and the decrease in the average price of natural gas sold for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $2,351 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily due to an increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, partially offset by an increase in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased slightly to 19.6% for the nine months ended September 30, 1995 from 21.0% for the nine months ended September 30, 1994. This percentage decrease resulted primarily from the increase in the estimate of the Program's remaining natural reserves as discussed above.

     General and administrative expenses increased $5,493 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar increase resulted primarily from an increase in the Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses remained constant at 19.1% for the nine months ended September 30, 1995 and the nine months ended September 30, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION
                              General Partner




Date: November 13, 1995  By:       /s/Dennis R. Neill
                                  --------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date: November 13, 1995  By:        /s/Patrick M. Hall
                                    --------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Senior Vice President - Controller
                                   Principal Accounting Officer