Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1983-2
filed 1996-05-10
CIK 715369

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      March 31, 1996                           0-12093


                    DYCO OIL AND GAS PROGRAM 1983-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                      41-1454574
(State or other jurisdiction       (I.R.S. Employer Identification
of incorporation or organization)             Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)


                                ASSETS

                                             March 31,  December 31,
                                               1996         1995
                                            ----------  ------------


CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $  6,350      $    314
   Accrued oil and gas sales, including
     $14,318 due from related parties
     in 1995 (Note 2) . . . . . . . . . .      35,956        27,839
                                             --------      --------
      Total current assets  . . . . . . .    $ 42,306      $ 28,153

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     149,885       136,757

DEFERRED CHARGE . . . . . . . . . . . . .      91,611        91,611
                                             --------      --------
                                             $283,802      $256,521
                                             ========      ========
                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $ 38,758      $ 21,322
                                             --------      --------
      Total current liabilities . . . . .    $ 38,758      $ 21,322

ACCRUED LIABILITY . . . . . . . . . . . .      79,661        79,661

PARTNERS' CAPITAL:
   General Partner, issued and outstanding
     64 units . . . . . . . . . . . . . .       1,653         1,555
   Limited Partners, issued and outstanding,
     6,400 units  . . . . . . . . . . . .     163,730       153,983
                                             --------      --------
      Total Partners' capital . . . . . .    $165,383      $155,538
                                             --------      --------
                                             $283,802      $256,521
                                             ========      ========

                  The accompanying condensed notes are an
               integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996          1995
                                              ---------     --------
REVENUES:
   Oil and gas sales, including
     $19,636 of sales to related
     parties in 1995 (Note 2) . . . . . .      $65,896      $40,142
   Interest . . . . . . . . . . . . . . .          -          1,292
                                               -------      -------
                                               $65,896      $41,434
                                               -------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $30,299      $31,214
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .        7,063        7,796
   General and administrative (Note 2)  .       18,689       18,457
                                               -------      -------
                                               $56,051      $57,467
                                               -------      -------
NET INCOME (LOSS) . . . . . . . . . . . .      $ 9,845     ($16,033)
                                               =======      =======
GENERAL PARTNER (1%) - net income (loss)       $    98     ($   160)
                                               =======      =======
LIMITED PARTNERS (99%)-net income (loss)       $ 9,747     ($15,873)
                                               =======      =======
NET INCOME (LOSS) PER UNIT  . . . . . . .      $     2     ($     2)
                                               =======      =======
UNITS OUTSTANDING . . . . . . . . . . . .        6,464        6,464
                                               =======      =======


                  The accompanying condensed notes are an
               integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                             ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . .      $ 9,845    ($ 16,033)
   Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .        7,063        7,796
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .     (  8,117)       5,653
     Increase (decrease) in accounts
      payable . . . . . . . . . . . . . .       17,436    (     154)
                                               -------     --------
      Net cash provided (used) by operating
        activities  . . . . . . . . . . .      $26,227    ($  2,738)
                                               -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     ($20,191)    $    -
                                               -------     --------
      Net cash used by investing
      activities  . . . . . . . . . . . .     ($20,191)    $    -
                                               -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions . . . . . . . . .      $   -       $    -
                                               -------     --------
      Net cash provided by financing
      activities  . . . . . . . . . . . .        $   -      $    -
                                               -------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .      $ 6,036    ($  2,738)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .          314      108,099
                                               -------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .      $ 6,350     $105,361
                                               =======     ========

                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 such expenses totaled $18,689 and $18,457, respectively, of which $10,791 and $10,791 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended March 31, 1995 these sales totaled $19,636. At December 31, 1995, accrued oil and gas sales included $14,318 due from Premier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

RESULTS OF OPERATIONS
- ----------------------

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                       Three months ended March 31,
                                     --------------------------------
                                         1996          1995
                                         ----          ----
        Oil and gas sales               $65,896       $40,142
        Oil and gas production
         expenses                       $30,299       $31,214
        Barrels produced                    138           255
        Mcf produced                     36,222        29,008
        Average price/Bbl               $ 15.64       $ 12.78
        Average price/Mcf               $  1.76       $  1.27

     As shown in the table, oil and natural gas sales increased 64.2% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to an increase in both the volumes and the average price of natural gas sold and the increase in the average price of oil sold, partially offset by the decrease in the volumes of oil sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil sold decreased by 117 barrels and volumes of natural gas sold increased 7,214 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil sold decreased as a result of prior period volume adjustments from the purchaser on one significant well during the three months ended March 31, 1995. Volumes of natural gas sold increased primarily due to the removal of wellbore obstructions on one significant well which inhibited production during the three months ended March 31, 1995. Average oil and natural gas prices increased to $15.64 per barrel and $1.76 per Mcf for the three months ended March 31,

     1996 from $12.78 per barrel and $1.27 per Mcf for the three months ended March 31, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) remained relatively constant during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 46.0% for the three months ended March 31, 1996 from 77.8% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $733 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily the result of an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995, partially offset by the increase in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, this expense decreased to 10.7% for the three months ended March 31, 1996 from 19.4% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 28.4% for the three months ended March 31, 1996 from 46.0% for the three months ended March 31, 1995. This percentage decrease was primarily the result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:     May 9, 1996              By:        /s/Dennis R. Neill
                                        -------------------------
                                             (Signature)
                                        Dennis R. Neill
                                        Senior Vice President



Date:     May 9, 1996              By:        /s/Patrick M. Hall
                                        -------------------------
                                             (Signature)
                                        Patrick M. Hall
                                        Senior Vice President -
                                        Controller
                                        Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.