Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1983-2
filed 1996-08-06
CIK 715369

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended           Commission File Number
         June 30, 1996                    0-12093


                    DYCO OIL AND GAS PROGRAM 1983-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1454574
  (State or other jurisdiction      (I.R.S. Employer Identification
     of incorporation or                      Number)
       organization)



     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  4,194      $    314
  Accrued oil and gas sales, including
   $14,318 due from related parties
   in 1995 (Note 2)                        42,094        27,839
                                         --------      --------
     Total current assets                $ 46,288      $ 28,153

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    183,680       136,757

DEFERRED CHARGE                            91,611        91,611
                                         --------      --------
                                         $321,579      $256,521
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $ 52,107      $ 21,322
                                         --------      --------
     Total current liabilities           $ 52,107      $ 21,322

ACCRUED LIABILITY                          79,661        79,661

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 64 units                    1,898         1,555
  Limited Partners, issued and
   outstanding 6,400 units                187,913       153,983
                                         --------      --------
     Total Partners' capital             $189,811      $155,538
                                         --------      --------
                                         $321,579      $256,521
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $33,536 of sales to related
   parties in 1995 (Note 2)              $71,957      $119,860
  Interest                                   -           1,994
                                         -------      --------
                                         $71,957      $121,854

COST AND EXPENSES:
  Oil and gas production                 $21,542      $ 33,379
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             10,359        23,690
  General and administrative (Note 2)     15,628        16,658
                                         -------      --------
                                         $47,529      $ 73,727
                                         -------      --------

NET INCOME                               $24,428      $ 48,127
                                         =======      ========
GENERAL PARTNER (1%) - net
  income                                 $   244      $    481
                                         =======      ========
LIMITED PARTNERS (99%) - net
  income                                 $24,184      $ 47,646
                                         =======      ========
NET INCOME PER UNIT                      $     4      $      7
                                         =======      ========
UNITS OUTSTANDING                          6,464         6,464
                                         =======      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $53,712 of sales to related
   parties in 1995 (Note 2)              $137,853     $160,002
  Interest                                    -          3,286
                                         --------     --------
                                         $137,853     $163,288

COST AND EXPENSES:
  Oil and gas production                 $ 51,841     $ 64,593
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              17,422       31,486
  General and administrative (Note 2)      34,317       35,115
                                         --------     --------
                                         $103,580     $131,194
                                         --------     --------

NET INCOME                               $ 34,273     $ 32,094
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    343     $    321
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 33,930     $ 31,773
                                         ========     ========
NET INCOME PER UNIT                      $      5     $      5
                                         ========     ========
UNITS OUTSTANDING                           6,464        6,464
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $34,273     $ 32,094
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            17,422       31,486
   (Increase) decrease in accrued oil
     and gas sales                       ( 14,255)       6,901
   Increase (decrease) in accounts
     payable                               30,785    (     228)
                                          -------     --------
   Net cash provided by operating
     activities                           $68,225     $ 70,253
                                          -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties    ($64,345)    $    -
                                          -------     --------
   Net cash used by investing
     activities                          ($64,345)    $    -
                                          -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                           $   -       $    -
                                          -------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 3,880     $ 70,253

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         314      108,099
                                          -------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $ 4,194     $178,352
                                          =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 such expenses totaled $15,628 and $16,658, respectively, of which $10,971 and $10,971 were paid to Dyco. During the six months ended June 30, 1996 and 1995 such expenses totaled $34,317 and $35,115, respectively, of which $21,582 and $21,582 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended June 30, 1995 these sales totaled $33,536. During the six months ended June 30, 1995 these sales totaled $53,172. At December 31, 1995, accrued oil and gas sales included $14,318 due from Premier.

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

RESULTS OF OPERATIONS
- ----------------------

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                         -------        --------
      Oil and gas sales                  $71,957        $119,860
      Oil and gas production expenses    $21,542        $ 33,379
      Barrels produced                       249             210
      Mcf produced                        33,911          86,931
      Average price/Bbl                  $ 18.57        $  17.70
      Average price/Mcf                  $  1.99        $   1.34

     As shown in the table, oil and natural gas sales decreased $47,903 (40.0%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease, $105,510 was related to the decrease in the volumes of natural gas sold, partially offset by a $56,505 increase related to the increase in the average price of natural gas sold. The volumes of oil sold increased 39 barrels and the volumes of natural gas sold decreased 53,020 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily due to positive prior period adjustments made by a purchaser related to one well during the three months ended June 30, 1995. Average oil and natural gas prices increased to $18.57 per barrel and $1.99 per Mcf, respectively, for the three months ended June 30, 1996 from $17.70 per barrel and $1.34 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,837 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from (i) a decrease in severance taxes resulting from decreases in natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and (ii) a decrease in compression expenses and subsurface repairs on several wells during the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 29.9% for the three months ended June 30, 1996 as compared 27.8% for the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $13,331 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily the result of the decrease in the volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 14.4% for the three months ended June 30, 1996 from 19.8% for the three months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $1,030 during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in printing and postage expenses during the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 21.7% for the three months ended June 30, 1996 from 13.9% for the three months ended June 30, 1995. This percentage increase was primarily the result of decreases in the volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $137,853        $160,002
      Oil and gas production expenses   $ 51,841        $ 64,593
      Barrels produced                       387             465
      Mcf produced                        70,133         115,939
      Average price/Bbl                 $  17.52        $  15.00
      Average price/Mcf                 $   1.87        $   1.32

     As shown in the table, oil and natural gas sales decreased $22,149 (13.8%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this decrease, $85,657 was related to the decrease in the volumes of natural gas sold, partially offset by a $63,766 increase related to the increase in the average price of natural gas sold. The decrease in the volumes of oil sold was primarily due to normal declines in production from diminished oil reserves during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily due to positive prior period adjustments made by a purchaser related to one well during the six months ended June 30, 1995. Average oil and natural gas prices increased to $17.52 per barrel and $1.87 per Mcf, respectively, for the six months ended June 30, 1996 from $15.00 per barrel and $1.32 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,752 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from a decrease in severance taxes resulting from the decrease in natural gas sales during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, partially offset by workover expenses incurred during the six months ended June 30, 1996 on one well in order to improve recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 37.6% for the six months ended June 30, 1996 as compared 40.4% for the six months ended June 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $14,064 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily the result of the decrease in the volumes of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 and an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 12.6% for the six months ended June 30, 1996 from 19.7% for the six months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses increased to 24.9% for the six months ended June 30, 1996 from 21.9% for the six months ended June 30, 1995. This percentage increase was primarily the result of decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 6, 1996    By:        /s/Dennis R. Neill
                            ------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 6, 1996    By:        /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.