Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1983-2
filed 1996-10-29
CIK 715369

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended           Commission File Number
       September 30, 1996                 0-12093


                    DYCO OIL AND GAS PROGRAM 1983-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1454574
  (State or other jurisdiction      (I.R.S. Employer Identification
     of incorporation or                      Number)
       organization)



     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  3,577      $    314
  Accrued oil and gas sales, including
   $14,318 due from related parties
   in 1995 (Note 2)                         43,014        27,839
                                          --------      --------
     Total current assets                 $ 46,591      $ 28,153

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     206,545       136,757

DEFERRED CHARGE                             91,611        91,611
                                          --------      --------
                                          $344,747      $256,521
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $ 52,536      $ 21,322
                                          --------      --------
     Total current liabilities            $ 52,536      $ 21,322

ACCRUED LIABILITY                           79,661        79,661

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 64 units                     2,126         1,555
  Limited Partners, issued and
   outstanding, 6,400 units                210,425       153,983
                                          --------      --------
     Total Partners' capital              $212,550      $155,538
                                          --------      --------
                                          $344,747      $256,521
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $85,792 of sales to related
   parties in 1995 (Note 2)              $81,270       $88,795
  Interest                                    66         1,813
                                         -------       -------
                                         $81,336       $90,608

COST AND EXPENSES:
  Oil and gas production                 $31,843       $58,339
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             13,797        17,222
  General and administrative (Note 2)     12,957        12,477
                                         -------       -------
                                         $58,597       $88,038
                                         -------       -------

NET INCOME                               $22,739       $ 2,570
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   227       $    26
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $22,512       $ 2,544
                                         =======       =======
NET INCOME PER UNIT                      $  3.52       $   .40
                                         =======       =======
UNITS OUTSTANDING                          6,464         6,464
                                         =======       =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $138,964 of sales to related
   parties in 1995 (Note 2)              $219,119     $248,797
  Interest                                     70        5,099
                                         --------     --------
                                         $219,189     $253,896

COST AND EXPENSES:
  Oil and gas production                 $ 83,684     $122,932
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              31,219       48,708
  General and administrative (Note 2)      47,274       47,592
                                         --------     --------
                                         $162,177     $219,232
                                         --------     --------

NET INCOME                               $ 57,012     $ 34,664
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    570     $    347
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 56,442     $ 34,317
                                         ========     ========
NET INCOME PER UNIT                      $   8.82     $   5.36
                                         ========     ========
UNITS OUTSTANDING                           6,464        6,464
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 57,012     $ 34,664
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            31,219       48,708
   (Increase) decrease in accrued oil
     and gas sales                      (  15,175)      13,283
   Increase (decrease) in accounts
     payable                               31,214    (     678)
                                         --------     --------
   Net cash provided by operating
     activities                          $104,270     $ 95,977
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($101,776)    $    -
  Retirements of oil and gas
   properties                                 769        2,339
                                         --------     --------
   Net cash provided (used) by
     investing activities               ($101,007)    $  2,339
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     $    -      ($193,920)
                                         --------     --------
   Net cash used by financing
     activities                          $    -      ($193,920)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $  3,263    ($ 95,604)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         314      108,099
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $  3,577     $ 12,495
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 such expenses totaled $12,957 and $12,477, respectively, of which $10,791 and $10,791 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 such expenses totaled $47,274 and $47,592, respectively, of which $32,373 and $32,373 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended September 30, 1995 these sales totaled $85,792. During the nine months ended September 30, 1995 these sales totaled $138,964. At December 31, 1995, accrued gas sales included $14,318 due from Premier.

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

RESULTS OF OPERATIONS
----------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                         -------         -------
      Oil and gas sales                  $81,270         $88,795
      Oil and gas production expenses    $31,843         $58,339
      Barrels produced                       277             239
      Mcf produced                        40,111          60,878
      Average price/Bbl                  $ 19.25         $ 12.57
      Average price/Mcf                  $  1.89         $  1.41

     As shown in the table above, oil and gas sales decreased $7,525 (8.5%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this decrease, $39,250 was related to the decrease in the volumes of natural gas sold, partially offset by a $30,818 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil sold increased by 38 barrels, while volumes of natural gas sold decreased by 20,767 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase in volumes of oil sold resulted primarily from one well that began producing oil during the three months ended September 30, 1996 due to a recent recompletion. The decrease in the volumes of natural gas sold resulted primarily from positive prior period adjustments made by the purchaser during the three months ended September 30, 1995 related to two wells. Average oil and natural gas prices increased to $19.25 per barrel and $1.89 per Mcf, respectively, for the three months ended September 30, 1996 from $12.57 per barrel and $1.41 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $26,496 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in the volumes of natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) workover expenses incurred on one well during the three months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 39.2% for the three months ended September 30, 1996 from 65.7% for the three months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $3,425 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily the result of the decrease in the volumes of natural gas sold during the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 17.0% for the three months ended September 30, 1996 from 19.4% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $480 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 15.9% for the three months ended September 30, 1996 as compared to 14.1% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $219,119        $248,797
      Oil and gas production expenses   $ 83,684        $122,932
      Barrels produced                       664             704
      Mcf produced                       110,244         176,817
      Average price/Bbl                 $  18.24        $  14.18
      Average price/Mcf                 $   1.88        $   1.35

     As shown in the table above, oil and gas sales decreased $29,678 (11.9%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this decrease, $125,157 was related to the decrease in the volumes of natural gas sold, partially offset by $96,571 related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 40 barrels and 66,573 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from a positive prior period adjustment made by the purchaser during the nine months ended September 30, 1995 related to one well. Average oil and natural gas prices increased to $18.24 per barrel and $1.88 per Mcf, respectively, for the nine months ended September 30, 1996 from $14.18 per barrel and $1.35 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $39,248 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in the volumes of natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 and (ii) workover expenses incurred on one well during the nine months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, this expense decreased to 38.2% for the nine months ended September 30, 1996 as compared to 49.4% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $17,489 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 14.2% for the nine months ended September 30, 1996 from 19.6% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 21.6% for the nine months ended September 30, 1996 from 19.1% for the nine months ended September 30, 1995. This percentage increase resulted primarily from the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially offset by increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  October 29, 1996       By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  October 29, 1996       By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.