Form 10-K405
period 1996-12-31
DYCO OIL & GAS PROGRAM 1983-2
filed 1997-02-20
CIK 715369

                             FORM 10-K405

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-
K405.  Yes   X   No        (Disclosure is contained herein)
           -----    -----

     The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.

                             FORM 10-K405

                    DYCO OIL AND GAS PROGRAM 1983-2
                   (a Minnesota limited partnership)


                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    6
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   10
     ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF   LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   10

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
     ITEM 5.   MARKET  FOR  THE REGISTRANT'S  LIMITED PARTNERSHIP
               UNITS AND RELATED LIMITED PARTNER MATTERS  . . . .   10
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   12
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   13
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   20
     ITEM 9.   CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   32

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32
     ITEM 10.  DIRECTORS   AND   EXECUTIVE   OFFICERS    OF   THE
               REGISTRANT . . . . . . . . . . . . . . . . . . . .   32
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   33
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   37
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   38

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   39
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   39
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   41

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

     The limited partnership agreement for the Program (the "Program Agreement") provides that limited partners are allocated 99% of all Program costs and revenues and Dyco, as General Partner, is allocated 1% of all Program costs and revenues. Included in such costs is the Program's reimbursement to Dyco of the Program's proportionate share of Dyco's geological, engineering, and general and administrative expenses.

     Dyco serves as General Partner of 32 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1996, the Samson Companies owned interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia. At December 31, 1996, the Samson Companies operated approximately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and the other Samson Companies. As of February 1, 1997, the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

     Dyco's and the Program's principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.


     Funding

     Although the Program Agreement permits the Program to incur borrowings, the Program's operations and expenses are currently funded out of the Program's revenues from oil and gas sales. Dyco may, but is not required to, advance funds to the Program for the same purposes for which Program borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Program's sole business is the development and production of oil and gas with a concentration on gas. The Program does not hold any patents, trademarks, licenses, or concessions and is not a party to any government contracts. The Program has no backlog of orders and does not participate in research and development activities. The Program is not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


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

     Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Program at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Program. Although virtually all of the Program's gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Program's operations and projections of future oil and gas production and revenues.

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

     Significant Customers

     Purchases of gas by El Paso Energy Marketing Company ("El Paso") and Kaiser-Francis Oil Company accounted for approximately 67.1% and 15.6%, respectively, of the Program's oil and gas revenues during the year ended December 31, 1996. In the event of interruption of pur-chases by these significant customers or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

     The Program's principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Program. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.

     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Program to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Program's gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December
31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Program for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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

ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 1996.

                          Well Statistics(1)

                        As of December 31, 1996

              Gross productive wells(2):
                Oil                              2
                Gas                             15
                                                --
                  Total                         17

              Net productive wells(3):
                Oil                            .30
                Gas                           2.41
                                              ----
                  Total                       2.71

----------
(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but
     0.15 Net Well.


     Drilling Activities

     The Program participated in no drilling activities for the year ended December 31, 1996.


     Oil and Gas Production, Revenue, and Price History

     The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.

                          Net Production Data

                                        Year Ended December 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------

Production:
  Oil (Bbls)(1)                         1,306       828     1,343
  Gas (Mcf)(2)                        124,831   216,085   156,344

Oil and gas sales:
  Oil                                $ 25,610  $ 11,514  $ 15,279
  Gas                                 268,001   293,752   259,787
                                     --------   -------   -------
    Total                            $293,611  $305,266  $275,066
                                     ========   =======   =======

Total direct operating expenses      $104,422  $217,299  $ 84,252
                                     ========   =======   =======

Direct operating expenses as a
  percentage of oil and
  gas sales                             35.6%     71.2%     30.6%

Average sales price:
  Per barrel of oil                    $19.61    $13.91    $11.38
  Per Mcf of gas                         2.15      1.36      1.66

Direct operating expenses per
  equivalent Mcf of gas(3)             $  .79    $  .98    $  .51


----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

     Proved Reserves and Net Present Value

     The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the Program's net present value of proved reserves for the year ended December 31, 1995 and substantially higher than the average prices received by the Program in each of the last several years. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 1996 will actually be realized for such production.

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

                          Proved Reserves and
                           Net Present Value
                         From Proved Reserves

                        As of December 31, 1996

          Estimated proved reserves:
            Gas (Mcf)                          1,115,061
            Oil and liquids (Bbls)                16,867

          Net present value
            (discounted at 10% per annum)     $2,294,090


     No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 4 to the Program's financial statements, included in Item 8 of this Annual Report.


     Significant Properties

     As of December 31, 1996, the Program's properties consisted of 17 gross (2.71 net) productive wells. Affiliates of the Program operate 9 (53%) of its wells. As of December 31, 1996, the Program had estimated total proved reserves of 1,115,061 Mcf of gas and 16,867 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $2,294,090. Substantially all of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin. All of the Program's properties are located onshore in the continental United States.

     As of December 31, 1996, the Program's properties in the Anadarko Basin consisted of 14 gross (2.06 net) productive wells. Affiliates of the Program operate 7 (50%) of its Anadarko basin wells. As of December 31, 1996, the Program had estimated total proved reserves in the Anadarko Basin of approximately 1,049,697 Mcf of gas and approximately 8,069 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $2,161,707.

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

     There were no matters submitted to a vote of the limited partners during 1996.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

     The Program does not have an established trading market for its units of limited partnership interest ("Units"). Pursuant to the terms of the Program Agreement, Dyco, as General Partner, is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Program's reserves and is calculated pursuant to the terms of the Program Agreement. Such repurchase offer is recalculated monthly in order to reflect cash distributions made to the limited partners and extraordinary events. The following table sets forth, for the periods indicated, Dyco's repurchase offer per Unit and the amount of the Program's cash distributions per Unit for the same period. For purposes of this Annual Report, a Unit represents an initial subscription of $5,000 to a Program.

                              Repurchase      Cash
                                 Price    Distributions
                              ----------  -------------

        1995:
          First Quarter          $ 67          $ -
          Second Quarter          125            -
          Third Quarter            95           30
          Fourth Quarter           95            -

        1996:
          First Quarter          $ 95          $ -
          Second Quarter           95            -
          Third Quarter           137            -
          Fourth Quarter          137            -

        1997:
          First Quarter          $137           (1)

----------

(1)  To be declared in March 1997.


     The Program has 6,464 Units outstanding and approximately 2,283 limited partners of record.

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

                                                         December 31,
                                      --------------------------------------------------
                                        1996      1995      1994      1993       1992
                                      --------  --------  --------  --------  ----------
Summary of Operations:
  Oil and gas sales                   $293,611  $305,266  $275,066  $336,906  $357,466
  Total revenues                       293,722   310,590   277,746   343,314   595,963

  Lease operating expenses              82,100   195,813    63,343    57,298   132,573
  Production taxes                      22,322    21,486    20,909    12,556    38,355
  General and administrative
    expenses                            59,330    59,874    53,685    55,162    63,136
  Depreciation, depletion, and
    amortization of oil and gas
    properties                          22,505    29,931    53,045    56,726    72,404
  Interest expense                        -         -         -         -          931

  Net income                           107,465     3,486    86,764   161,572   288,564
    per Unit                                17         1        13        25        45
  Cash distributions                      -      193,920   129,280      -      581,760
    per Unit                              -           30        20      -           90

Summary Balance Sheet Data:
  Total assets                         394,464   256,521   400,193   396,531   441,038
  Partners' capital                    263,003   155,538   345,972   388,488   226,916


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Use of Forward-Looking Statements and Estimates

     This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.

     General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Program's gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Program for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Results of Operations

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales decreased $11,655 (3.8%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this decrease, approximately $196,000 was related to a decrease in volumes of gas sold, partially offset by (i) an increase of approximately $9,000 related to an increase in volumes of oil sold and (ii) increases of approximately $5,000 and $171,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 478 barrels, while volumes of gas sold decreased 91,254 Mcf for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase in volumes of oil sold resulted primarily from a positive prior period adjustment made by the purchaser during the year ended December 31, 1996 related to one well. The decrease in volumes of gas sold resulted primarily from a positive prior period adjustment made by the purchaser during the year ended December 31, 1995 related to another well. Average oil and gas prices increased to $19.61 per barrel and $2.15 per Mcf, respectively, for the year ended December 31, 1996 from $13.91 per barrel and $1.36 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $112,877 (51.9%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995 and (ii) workover expenses incurred on one well during the year ended December 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 35.6% for the year ended December 31, 1996 from 71.2% for the year ended December 31, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $7,426 (24.8%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the decreases in volumes of gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 7.7% for the year ended December 31, 1996 from 9.8% for the year ended December 31, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 20.2% for the year ended December 31, 1996 and 19.6% for the year ended December 31, 1995.


                Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 ------------------------------------

     Total oil and gas sales increased $30,200 (11.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this increase, approximately $81,000 was related to an increase in volumes of gas sold and approximately $3,000 was related to an increase in the average price of oil sold, partially offset by a decrease of approximately $7,000 related to a decrease in volumes of oil sold and a decrease of approximately $47,000 related to a decrease in the average price of gas sold. Volumes of oil sold decreased 515 barrels and volumes of gas sold increased 59,741 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the purchaser on one significant well during the year ended December 31, 1994. Volumes of gas sold increased primarily due to positive prior period volume adjustments made by the purchaser on one significant well during the year ended December 31, 1995. Average oil prices increased to $13.91 per barrel for the year ended December 31, 1995 from $11.38 per barrel for the year ended December 31, 1994. Average gas prices decreased to $1.36 per Mcf for the year ended December 31, 1995 from $1.66 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $133,047 (157.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to (i) the increase in volumes of gas sold during the year ended December 31, 1995 and (ii) workover expenses and subsurface repairs incurred during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 71.2% for the year ended December 31, 1995 from 30.6% for the year ended December 31, 1994. This percentage increase was primarily a result of the dollar increases in oil and gas production expenses discussed above and the decrease in the average price of gas sold during the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $23,114 (43.6%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of a significant increase in the estimate of remaining gas reserves at December 31, 1995, partially offset by the increase in oil and gas sales during the year ended December 31, 1995 discussed above. As a percentage of oil and gas sales, this expense decreased to 9.8% for the year ended December 31, 1995 from 19.3% for the year ended December 31, 1994. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $6,189 (11.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar increase resulted primarily from an increase in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the similar period in 1994. As a percentage of oil and gas sales, this expense remained relatively constant at approximately 19.6% for the year ended December 31, 1995 and 19.5% for the year ended December 31, 1994.

     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item
5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1996, the Program's proved reserve quantities at December 31, 1996 would have a life of approximately 8.9 years for gas reserves and 12.9 years for oil reserves. However, since the Program's reserve estimates are based on oil and gas prices at December 31, 1996, it is possible that a significant decrease in oil and gas prices from
December 31, 1996 levels will reduce such reserves and their corresponding life-span.

     The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Cash for operational purposes has generally been provided by current oil and gas production; however, in 1996 the Program received an advance from Dyco as the General Partner in order to pay for workover activities on one well. As of the date of this Annual Report, the Program has not repaid such advance. Management believes that cash for ordinary operational purposes in the future will be provided by current oil and gas production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Program and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Program will have an interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of the Program, will range from 1% to 10%.

     The decision to accept any offer for the purchase of a Program property will be made by Dyco after giving due consideration to the offer price and Dyco's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Program and will be included in the calculation of the Program's cash distributions for the quarter immediately following the Program's receipt of the proceeds.

     Following completion of any sale, the Program's quantity of proved reserves will be reduced. It is also possible that the Program's repurchase values and future cash distributions could decline as a result of a reduction of the Program's reserve base. On the other hand, Dyco believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties being considered for sale are more likely to bear a higher ratio of operating expenses as compared to reserves than the properties not being considered for sale. The net effect of such property sales is difficult to predict as of the date of this Annual Report.

     There can be no assurance as to the amount of the Program's future cash distributions. The Program's ability to make cash distributions depends primarily upon the level of available cash flow generated by the Program's operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Program, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Program is not replacing production through acquisitions of producing properties and drilling. If the Program sells any of its properties as discussed above, the Program's quantity of proved reserves will be reduced; therefore, it is possible that the Program's future cash distributions could decline as a result of a reduction of the Program's reserve base.

     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP


     We have audited the financial statements of the Dyco Oil and Gas Program 1983-2 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Annual Report. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1983-2 Limited Partnership at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.







                                   COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1983-2 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                                 1996      1995
                                               --------  --------
CURRENT ASSETS:
  Cash and cash equivalents                    $ 22,434  $    314
  Accounts receivable - General Partner          18,220      -
  Accrued oil and gas sales, including
    $14,318 due from related
    parties at 1995 (Note 2)                     66,746    27,839
                                                -------   -------

    Total current assets                       $107,400  $ 28,153

NET OIL AND GAS PROPERTIES, utilizing the
  full cost method                              202,453   136,757

DEFERRED CHARGE                                  84,611    91,611
                                                -------   -------

                                               $394,464  $256,521
                                                =======   =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                             $ 53,458  $ 21,322
  Gas imbalance payable                          14,637      -
                                                -------   -------
    Total current liabilities                  $ 68,095  $ 21,322

ACCRUED LIABILITY                                63,366    79,661

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 64 Units                         2,630     1,555
  Limited Partners, issued and
    outstanding, 6,400 Units                    260,373   153,983
                                                -------   -------

    Total partners' capital                    $263,003  $155,538
                                                -------   -------
                                               $394,464  $256,521
                                                =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1983-2 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                       1996      1995      1994
                                     --------  --------  --------

REVENUES:
  Oil and gas sales, including
    $158,813 and $156,230
    of sales to related parties
    in 1995 and 1994 (Note 2)        $293,611  $305,266  $275,066
  Interest                                111     5,324     2,680
                                      -------   -------   -------
                                     $293,722  $310,590  $277,746

COSTS AND EXPENSES:
  Lease operating                    $ 82,100  $195,813  $ 63,343
  Production taxes                     22,322    21,486    20,909
  Depreciation, depletion, and
    amortization of oil and gas
    properties                         22,505    29,931    53,045
  General and administrative           59,330    59,874    53,685
                                      -------   -------   -------

                                     $186,257  $307,104  $190,982
                                      -------   -------   -------

NET INCOME                           $107,465  $  3,486  $ 86,764
                                      =======   =======   =======

GENERAL PARTNER (1%) - NET INCOME    $  1,075  $     35  $    868
                                      =======   =======   =======

LIMITED PARTNER (99%) - NET INCOME   $106,390  $  3,451  $ 85,896
                                      =======   =======   =======

NET INCOME per Unit                  $     17  $      1  $     13
                                      =======   =======   =======

UNITS OUTSTANDING                       6,464     6,464     6,464
                                      =======   =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1983-2 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1996, 1995, and 1994


                                  General    Limited
                                  Partner   Partners      Total
                                 --------  ----------  ----------

Balances at December 31, 1993     $3,885    $384,603    $388,488
  Cash distributions             ( 1,293)  ( 127,987)  ( 129,280)
  Net income                         868      85,896      86,764
                                   -----     -------     -------

Balances at December 31, 1994     $3,460    $342,512    $345,972
  Cash distributions             ( 1,940)  ( 191,980)  ( 193,920)
  Net income                          35       3,451       3,486
                                   -----     -------     -------

Balances at December 31, 1995     $1,555    $153,983    $155,538
  Net income                       1,075     106,390     107,465
                                   -----     -------     -------

Balances at December 31, 1996     $2,630    $260,373    $263,003
                                   =====     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1983-2 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                         1996       1995       1994
                                      ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $107,465   $  3,486   $ 86,764
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation, depletion, and amorti-
      zation of oil and gas properties   22,505     29,931     53,045
    Increase in accounts receivable
      - General Partner               (  18,220)      -          -
    (Increase) decrease in accrued
      oil and gas sales               (  38,907)     5,769  (   4,595)
    (Increase) decrease in
      deferred charge                     7,000  (   1,727) (  87,354)
    Increase in accounts payable         32,136     12,295        984
    Increase (decrease) in gas imbalance
      payable                            14,637  (   7,775)     7,775
    Increase (decrease) in accrued
      liability                       (  16,295)    42,242     37,419
                                        -------    -------    -------
  Net cash provided by operating
    activities                         $110,321   $ 84,221   $ 94,038
                                        -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
    gas properties                     $ 19,623   $  2,339   $   -
  Additions to oil and gas properties ( 107,824) (     425) (     440)
                                        -------    -------    -------

  Net cash provided (used) by investing
    activities                        ($ 88,201)  $  1,914  ($    440)
                                       --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   $   -     ($193,920) ($129,280)
                                        -------    -------    -------
  Net cash used by financing
    activities:                        $   -     ($193,920) ($129,280)
                                        -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     $ 22,120  ($107,785) ($ 35,682)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 314    108,099    143,781
                                        -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                               $ 22,434   $    314   $108,099
                                        =======    =======    =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on August 15, 1983. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,343.70 (36.3%) of the Program's Units at December 31, 1996.

     The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.

     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on a gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1996, 1995, and 1994 were $0.17, $0.14, and $0.32, respectively. The Program's calculation of depreci-ation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, the SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred Charge at December 31, 1996 and 1995 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 126,948 Mcf, resulting in prepaid lease operating expenses of $84,611. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production on these wells by 132,080 Mcf, resulting in prepaid lease operating expenses of $91,611.

     Accrued Liability

     The Accrued Liability at December 31, 1996 and 1995 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 95,073 Mcf, resulting in accrued lease operating expenses of $63,366. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 114,852 Mcf, resulting in accrued lease operating expenses of $79,661.


     Oil and Gas Sales and Gas Imbalance Payable

     The  Program's  oil  and  condensate production  is  sold,  title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1996, total sales exceeded the Program's share of estimated total gas reserves on two wells by $14,637 (9,758 Mcf). This amount was recorded as a gas imbalance payable in accordance with the sales method. At December 31, 1995, no such liability was recorded.

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


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1996, 1995, and 1994, such expenses totaled $59,330, $59,874, and
     $53,685, respectively, of which $43,164 was paid each year to Dyco and its affiliates.

     Affiliates of the Program are the operators of certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995 and 1994, these sales totaled $158,813 and $156,230, respectively. At December 31, 1995, accrued oil and gas sales included $14,318 due from El Paso.

     The Program had a payable due to Dyco as the General Partner of $45,000 at December 31, 1996 included in accounts payable. This payable represents an advance made by the General Partner for working capital needs.


3.   MAJOR CUSTOMERS

     The following purchasers individually accounted for more than 10% of the combined oil and gas revenues of the Program for the years ended December 31, 1996, 1995, and 1994:


      Purchaser                      1996    1995   1994
      ----------                     -----   -----  -----

      El Paso                        67.1%   52.0%  56.8%
      Kaiser-Francis Oil Company     15.6%   12.9%  28.8%
      ANR Pipeline                     - %   28.6%    - %


     In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.

     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:


                                            December 31,
                                    ----------------------------
                                        1996           1995
                                    -------------  -------------

     Proved properties               $31,388,104    $31,299,903

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization         -               -
                                      ----------     ----------

                                     $31,388,104    $31,299,903

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance          ( 31,185,651)  ( 31,163,146)
                                      ----------     ----------

     Net oil and gas properties      $   202,453    $   136,757
                                      ==========     ==========

     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:


                                        December 31,
                                   ----------------------
                                     1996    1995    1994
                                   --------  ----    ----

      Acquisition of properties    $   -     $ -     $ -
      Exploration costs                -       -       -
      Development costs             107,824   425     440
                                    -------   ---     ---

      Total costs incurred         $107,824  $425    $440
                                    =======   ===     ===

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the
     Program's reserves are located in the United States.


                                     1996                    1995                   1994
                             ---------------------    -------------------    ------------------
                                Oil        Gas           Oil       Gas         Oil       Gas
                              (Bbls)      (Mcf)        (Bbls)     (Mcf)      (Bbls)     (Mcf)
                             --------  -----------    --------  ---------    -------  ---------
Proved reserves,
  beginning of year            9,013    1,105,349      10,080      606,819     8,385   661,062

Revisions of previous
  estimates                    3,010      134,543     (   239)     714,615     3,038   102,101

Sales of reserves               -            -           -            -         -         -

Extensions and
  discoveries                  6,150         -           -            -         -         -

Production                   ( 1,306)  (  124,831)    (   828)  (  216,085)  ( 1,343) (156,344)
                              ------    ---------      ------    ---------    ------   -------

Proved reserves,
  end of year                 16,867    1,115,061       9,013    1,105,349    10,080   606,819
                              ======    =========      ======    =========    ======   =======

Proved developed reserves:
  Beginning of year            9,013    1,105,349      10,080      606,819     8,385   571,870
                              ------    ---------      ------    ---------    ------   -------
  End of year                 16,867    1,115,061       9,013    1,105,349    10,080   606,819
                              ======    =========      ======    =========    ======   =======


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

           NAME        AGE         POSITION WITH DYCO
     ----------------  ---  --------------------------------
     Dennis R. Neill    44  President and Director

     Patrick M. Hall    38  Chief Financial Officer

     Judy K. Fox        45  Secretary

     The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Geodyne Resources, Inc. and its subsidiaries, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Patrick M. Hall joined the Samson Companies in 1983, was named a Vice President of Dyco on June 18, 1991, and was named Chief Financial Officer of Dyco on June 30, 1996. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall also serves as Senior Vice President - Controller of Samson Investment Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Geodyne Resources, Inc. and its subsidiaries, Samson Hydrocarbons Company, and Samson Properties Incorporated.

ITEM 11.  EXECUTIVE COMPENSATION

     The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1996:

         Compensation/Reimbursement to Dyco and its affiliates
                  Three Years Ended December 31, 1996

Type of Compensation/Reimbursement(1)            Expense
-------------------------------------   -------------------------
                                         1996     1995     1994
                                        -------  -------  -------

Compensation:
  Operations                            $   (2)  $   (2)  $   (2)
  Gas Marketing                         $   (3)  $   (3)  $   (3)

Reimbursements:
  General and Administrative,
    Geological, and Engineering
    Expenses and Direct
    Expenses(4)                         $43,164  $43,164  $43,164

----------

(1) The authority for all of such compensation and reimbursement is the Program Agreement. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Program serve as operator of a majority of the Program's wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Program to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) During 1994 and 1995 El Paso, an affiliate of the Program until December 6, 1995, purchased a portion of the Program's gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. For the years ended December 31, 1995 and 1994, the Program sold $158,813 and $156,230, respectively, of gas to El Paso. After December 6, 1995, the Program's gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.
(4) The Program reimburses Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Program. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Program for their services to the Program. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Program's business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Program of these costs is made by Dyco as General Partner.

     As  noted  in  the  Compensation/Reimbursement  Table  above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1996:

                                      Salary Reimbursement
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -

Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $23,524     -       -         -            -          -         -
                  1995   $23,568     -       -         -            -          -         -
                  1996   $25,251     -       -         -            -          -         -

----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The general and  administrative expenses paid  by the Program  and attributable to  salary reimbursements do not include any salary  or other compensation attributable to Mr. Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No  officer or  director of  Dyco or  its affiliates  provides full-time  services  to the
     Program and no individual's  salary or other compensation  reimbursement from the  Program equals or exceeds $100,000 per annum.

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1996, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. Such companies may have provided equipment and services for wells in which the Program has an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Program for a portion of such costs based upon the Program's interest in the well.


ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Program's Units as of January 31, 1997 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                            Number of Units
                                             Beneficially
                                            Owned (Percent
            Beneficial Owner                of Outstanding)
     ------------------------------        -----------------

     Samson Resources Company              2,345.70  (36.3%)

     All directors, officers, and
       affiliates of Dyco as a group
       and Dyco (5 persons)                2,345.70  (36.3%)


     To the best knowledge of the Program and Dyco, there were no officers, directors, or 5% owners who were delinquent filers of reports required under section 16 of the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain affiliates of Dyco engage in oil and gas activities independently of the Program which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Program and such affiliates also create potential conflicts of interest. An affiliate of the program owns a significant amount of the Program's Units of limited partnership interest and therefore has an identity of interest with other limited partners with respect to the operations of the Program.

     In order to attempt to assure limited liability for limited partners as well as an orderly conduct of business, management of the Program is exercised solely by Dyco. The Program Agreement grants Dyco broad discretionary authority with respect to the Program's participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Program involves circumstances where Dyco has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Program and other competing interests.

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

     Affiliates of the Program are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Program's leasehold interests. Because affiliates of the Program who provide services to the Program have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily repre-sent the positions that the Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Program's negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

     For a description of certain other relationships and related transactions see "Item 11. Executive Compensation."

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1) Financial Statements: The following financial statements for the Program as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995, and 1994 are filed as part of this report:

                    Report of Independent Accountants
                    Balance Sheets
                    Statements of Operations
                    Statements of Partners' Capital
                    Statements of Cash Flows
                    Notes to Financial Statements

          (2)  Financial Statement Schedules:

                    None.

          (3)  Exhibits:

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

              *27.1 Financial   Data   Schedule   containing   summary
                    financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

               All other Exhibits are omitted as inapplicable.


               ------------------
               *  Filed herewith.



     (b)  Reports on Form 8-K for the fourth quarter of 1996:

               None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1983-2
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          Feb. 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     Chief Financial        Feb. 20, 1997
     -------------------    Officer (Principal
        Patrick M. Hall     Financial and
                            Accounting Officer)

     /s/Judy K. Fox         Secretary              Feb. 20, 1997
     -------------------
        Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.



------------------
*  Filed herewith.