Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1983-2
filed 1997-08-05
CIK 715369

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended           Commission File Number
         June 30, 1997                    0-12093


                    DYCO OIL AND GAS PROGRAM 1983-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



          Minnesota                        41-1454574
  (State or other jurisdiction      (I.R.S. Employer Identification
     of incorporation or                      Number)
       organization)



     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 45,927      $ 22,434
  Accounts Receivable - General
   Partner (Note 2)                            -          18,220
  Accrued oil and gas sales                 38,102        66,746
                                          --------      --------
     Total current assets                 $ 84,029      $107,400

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     182,828       202,453

DEFERRED CHARGE                             84,611        84,611
                                          --------      --------
                                          $351,468      $394,464
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $ 10,312      $  8,458
  Accounts payable - General
   Partner (Note 2)                            -          45,000
  Gas imbalance payable                     14,637        14,637
                                          --------      --------
     Total current liabilities            $ 24,949      $ 68,095

ACCRUED LIABILITY                           63,366        63,366

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 64 units                     2,631         2,630
  Limited Partners, issued and
   outstanding, 6,400 units                260,522       260,373
                                          --------      --------
     Total Partners' capital              $263,153      $263,003
                                          --------      --------
                                          $351,468      $394,464
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                      $64,960       $71,957
  Interest                                   352           -
                                         -------       -------
                                         $65,312       $71,957

COST AND EXPENSES:
  Oil and gas production                 $39,005       $21,542
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              6,190        10,359
  General and administrative (Note 2)     13,752        15,628
                                         -------       -------
                                         $58,947       $47,529
                                         -------       -------

NET INCOME                               $ 6,365       $24,428
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $    64       $   244
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $ 6,301       $24,184
                                         =======       =======
NET INCOME PER UNIT                      $   .98       $  3.78
                                         =======       =======
UNITS OUTSTANDING                          6,464         6,464
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $124,956      $137,853
  Interest                                   571           -
                                        --------      --------
                                        $125,527      $137,853

COST AND EXPENSES:
  Oil and gas production                $ 72,854      $ 51,841
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             15,659        17,422
  General and administrative (Note 2)     36,864        34,317
                                        --------      --------
                                        $125,377      $103,580
                                        --------      --------

NET INCOME                              $    150      $ 34,273
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $      1      $    343
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $    149      $ 33,930
                                        ========      ========
NET INCOME PER UNIT                     $    .02      $   5.30
                                        ========      ========
UNITS OUTSTANDING                          6,464         6,464
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $   150      $34,273
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            15,659       17,422
   Decrease in accounts receivable -
     general partner                       18,220          -
   (Increase) decrease in accrued oil
     and gas sales                         28,644     ( 14,255)
   Increase in accounts payable             1,854       30,785
   Decrease in accounts payable -
     General Partner                     ( 45,000)         -
                                          -------      -------
   Net cash provided by operating
     activities                           $19,527      $68,225
                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                         $ 4,460      $   -
  Additions to oil and gas properties    (    494)    ( 64,345)
                                          -------      -------
   Net cash provided (used) by
     investing activities                 $ 3,966     ($64,345)
                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                           $   -        $   -
                                          -------      -------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $23,493      $ 3,880

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      22,434          314
                                          -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $45,927      $ 4,194
                                          =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 such expenses totaled $13,752 and $15,628, respectively, of which $10,971 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 such expenses totaled $36,864 and $34,317, respectively, of which $21,582 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three months ended June 30,
                                      ---------------------------
                                          1997            1996
                                         -------         -------
      Oil and gas sales                  $64,960         $71,957
      Oil and gas production expenses    $39,005         $21,542
      Barrels produced                       430             249
      Mcf produced                        27,386          33,911
      Average price/Bbl                  $ 19.43         $ 18.57
      Average price/Mcf                  $  2.07         $  1.99

     As shown in the table above, total oil and gas sales decreased $6,997 (9.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $13,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $2,000 related to the increase in the average price of gas sold and an increase of approximately $3,000 related to the increase in volumes of oil sold. Volumes of oil sold increased 181 barrels, while volumes of gas sold decreased 6,525 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase in volumes of oil sold resulted primarily from the shutting-in of one well during the three months ended June 30, 1996 to perform a recompletion in order to improve the recovery of reserves. The decrease in the volumes of gas sold resulted primarily from a normal decline in production due to diminished gas reserves on one well. Average oil and gas prices increased to $19.43 per barrel and $2.07 per Mcf, respectively, for the three months ended June 30, 1997 from $18.57 per barrel and $1.99 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $17,463 (81.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from (i) an increase in compression expenses incurred on one well during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) workover expenses incurred on two wells during the three months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 60.0% for the three months ended June 30, 1997 from 29.9% for the three months ended June 30, 1996. This percentage increase was primarily due to the dollar increase in production expenses discussed above, partially offset by an increase in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $4,169 (40.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 9.5% for the three months ended June 30, 1997 from 14.4% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and an increase in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $1,876 (12.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 21.2% for the three months ended June 30, 1997 and 21.7% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six months ended June 30,
                                       -------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $124,956        $137,853
      Oil and gas production expenses   $ 72,854        $ 51,841
      Barrels produced                       821             387
      Mcf produced                        52,327          70,133
      Average price/Bbl                 $  20.54        $  17.52
      Average price/Mcf                 $   2.07        $   1.87

     As shown in the table above, total oil and gas sales decreased $12,897 (9.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $33,000 was related to a decrease in volumes of gas sold, partially offset by increases of approximately $2,000 and $10,000, respectively, related to increases in the average prices of oil and gas sold and an increase of approximately $8,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 434 barrels, while volumes of gas sold decreased 17,806 Mcf for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase in volumes of oil sold resulted primarily from the shutting-in of one well during the six months ended June 30, 1996 to perform a recompletion in order to improve the recovery of reserves. The decrease in the volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on three wells and (ii) the sale of one well during 1996. Average oil and gas prices increased to $20.54 per barrel and $2.07 per Mcf, respectively, for the six months ended June 30, 1997 from $17.52 per barrel and $1.87 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,013 (40.5%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from workover expenses incurred on two wells during the six months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 58.3% for the six months ended June 30, 1997 from 37.6% for the six months ended June 30, 1996. This percentage increase was primarily due to the dollar increase in production expenses discussed above, partially offset by the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,763 (10.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 12.5% for the six months ended June 30, 1997 and 12.6% for the six months ended June 30, 1996.

     General and administrative expenses increased $2,547 (7.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in both professional fees and miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 29.5% for the six months ended June 30, 1997 from 24.9% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 5, 1997        By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 5, 1997        By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.