Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1983-2
filed 1997-11-05
CIK 715369

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended           Commission File Number
       September 30, 1997                 0-12093


                    DYCO OIL AND GAS PROGRAM 1983-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



          Minnesota                        41-1454574
  (State or other jurisdiction      (I.R.S. Employer Identification
     of incorporation or                      Number)
       organization)



     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 54,117      $ 22,434
  Accounts Receivable - General
   Partner (Note 2)                            -          18,220
  Accrued oil and gas sales                 37,284        66,746
                                          --------      --------
     Total current assets                 $ 91,401      $107,400

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     178,405       202,453

DEFERRED CHARGE                             84,611        84,611
                                          --------      --------
                                          $354,417      $394,464
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  9,166      $  8,458
  Accounts payable - General
   Partner (Note 2)                            -          45,000
  Gas imbalance payable                     14,637        14,637
                                          --------      --------
     Total current liabilities            $ 23,803      $ 68,095

ACCRUED LIABILITY                           63,366        63,366

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 64 units                     2,672         2,630
  Limited Partners, issued and
   outstanding, 6,400 units                264,576       260,373
                                          --------      --------
     Total Partners' capital              $267,248      $263,003
                                          --------      --------
                                          $354,417      $394,464
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                      $49,864       $81,270
  Interest                                   451            66
                                         -------       -------
                                         $50,315       $81,336

COST AND EXPENSES:
  Oil and gas production                 $28,354       $31,843
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              4,106        13,797
  General and administrative (Note 2)     13,760        12,957
                                         -------       -------
                                         $46,220       $58,597
                                         -------       -------

NET INCOME                               $ 4,095       $22,739
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $    41       $   227
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $ 4,054       $22,512
                                         =======       =======
NET INCOME PER UNIT                      $   .63       $  3.52
                                         =======       =======
UNITS OUTSTANDING                          6,464         6,464
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $174,820      $219,119
  Interest                                 1,022            70
                                        --------      --------
                                        $175,842      $219,189

COST AND EXPENSES:
  Oil and gas production                $101,208      $ 83,684
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             19,765        31,219
  General and administrative (Note 2)     50,624        47,274
                                        --------      --------
                                        $171,597      $162,177
                                        --------      --------

NET INCOME                              $  4,245      $ 57,012
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $     42      $    570
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $  4,203      $ 56,442
                                        ========      ========
NET INCOME PER UNIT                     $    .66      $   8.82
                                        ========      ========
UNITS OUTSTANDING                          6,464         6,464
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 4,245      $ 57,012
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            19,765        31,219
   (Increase) decrease in accrued oil
     and gas sales                         29,462     (  15,175)
   Decrease in accounts receivable -
     General Partner                       18,220           -
   Increase in accounts payable               708        31,214
   Decrease in accounts payable -
     General Partner                     ( 45,000)          -
                                          -------      --------
   Net cash provided by operating
     activities                           $27,400      $104,270
                                          -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                         $ 4,777      $    769
  Additions to oil and gas properties    (    494)    ( 101,776)
                                          -------      --------
   Net cash provided (used) by
     investing activities                 $ 4,283     ($101,007)
                                          -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                           $   -        $    -
                                          -------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $31,683      $  3,263

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      22,434           314
                                          -------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $54,117      $  3,577
                                          =======      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 such expenses totaled $13,760 and $12,957, respectively, of which $10,791 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 such expenses totaled $50,624 and $47,274, respectively, of which $32,373 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                         -------         -------
      Oil and gas sales                  $49,864         $81,270
      Oil and gas production expenses    $28,354         $31,843
      Barrels produced                       296             277
      Mcf produced                        20,787          40,111
      Average price/Bbl                  $ 19.62         $ 19.25
      Average price/Mcf                  $  2.12         $  1.89

     As shown in the table above, total oil and gas sales decreased $31,406 (38.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $37,000 was related to a decrease in the volumes of gas sold, partially offset by approximately $5,000 related to an increase in the average price of gas sold. Volumes of oil sold increased by 19 barrels, while volumes of gas sold decreased by 19,324 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in the volumes of gas sold resulted primarily from
     (i) normal declines in production due to diminished gas reserves on three wells and (ii) the sale of one well during 1996. Average oil and gas prices increased to $19.62 per barrel and $2.12 per Mcf, respectively, for the three months ended September 30, 1997 from $19.25 per barrel and $1.89 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,489 (11%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold, partially offset by an increase in general repair and maintenance expenses on two wells during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 56.9% for the three months ended September 30, 1997 from 39.2% for the three months ended September 30, 1996. This percentage increase was primarily due to the increase in general repair and maintenance expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $9,691 (70.2%) for the three months ended September 30, 1997 as compared to the three months ended
     September 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 8.2% for the three months ended September 30, 1997 from 17.0% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses increased $803 (6.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrades during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 27.6% for the three months ended September 30, 1997 from 15.9% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $174,820        $219,119
      Oil and gas production expenses   $101,208        $ 83,684
      Barrels produced                     1,117             664
      Mcf produced                        73,114         110,244
      Average price/Bbl                 $  20.29        $  18.24
      Average price/Mcf                 $   2.08        $   1.88

     As shown in the table above, total oil and gas sales decreased $44,299 (20.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $70,000 was related to a decrease in the volumes of gas sold, partially offset by increases of approximately $8,000 and $15,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil sold increased by 453 barrels, while volumes of gas sold decreased by 37,130 Mcf for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase in volumes of oil sold resulted primarily from the shutting-in of one well during the nine months ended September 30, 1996 to perform a recompletion in order to improve the recovery of reserves. The decrease in the volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on three wells and (ii) the sale of one well during 1996. Average oil and gas prices increased to $20.29 per barrel and $2.08 per Mcf, respectively, for the nine months ended September 30, 1997 from $18.24 per barrel and $1.88 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $17,524 (20.9%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on two wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 57.9% for the nine months ended September 30, 1997 from 38.2% for the nine months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in production expenses discussed above, partially offset by the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $11,454 (36.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 11.3% for the nine months ended September 30, 1997 from 14.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses increased $3,350 (7.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrades, which increases were partially offset by a decrease in postage expenses during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 29% for the nine months ended September 30, 1997 from 21.6% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 5, 1997      By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 5, 1997      By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.