Form 10-Q
period 1998-03-31
DYCO OIL & GAS PROGRAM 1983-2
filed 1998-05-05
CIK 715369

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1998                                 0-12093



                       DYCO OIL AND GAS PROGRAM 1983-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1454574
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $125,733          $ 88,279
   Accrued oil and gas sales                      32,945            44,711
   Accounts receivable - General
     Partner (Note 2)                             28,211                 -
                                                --------          --------
      Total current assets                      $186,889          $132,990

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          119,652           153,896

DEFERRED CHARGE                                  123,975           123,975
                                                --------          --------
                                                $430,516          $410,861
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 16,588          $  5,605
   Gas imbalance payable                           4,661             4,661
                                                --------          --------
      Total current liabilities                 $ 21,249          $ 10,266

ACCRUED LIABILITY                                 74,902            74,902

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 64 units                        3,344             3,257
   Limited Partners, issued and
      outstanding, 6,400 units                   331,021           322,436
                                                --------          --------
      Total Partners' capital                   $334,365          $325,693
                                                --------          --------
                                                $430,516          $410,861
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               --------           --------

REVENUES:
   Oil and gas sales                            $56,494            $59,996
   Interest                                       1,177                219
                                                -------            -------
                                                $57,671            $60,215
                                                -------            -------

COST AND EXPENSES:
   Oil and gas production                       $21,608            $33,849
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  5,982              9,469
   General and administrative
      (Note 2)                                   21,409             23,112
                                                -------            -------
                                                $48,999            $66,430
                                                -------            -------

NET INCOME (LOSS)                               $ 8,672           ($ 6,215)
                                                =======            =======
GENERAL PARTNER (1%) - net
   income (loss)                                $    87           ($    62)
                                                =======            =======
LIMITED PARTNERS (99%) - net
   income (loss)                                $ 8,585           ($ 6,153)
                                                =======            =======
NET INCOME (LOSS) PER UNIT                      $  1.34           ($   .96)
                                                =======            =======
UNITS OUTSTANDING                                 6,464              6,464
                                                =======            =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $  8,672          ($ 6,215)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,982             9,469
      (Increase) decrease in accounts
        receivable - General Partner           (  28,211)           18,220
      Decrease in accrued oil and
        gas sales                                 11,766            28,905
      Increase (decrease) in accounts
        payable                                   10,983          (    370)
      Decrease in accounts payable -
        General Partner                                -          ( 45,000)
                                                --------           -------
      Net cash provided by operating
        activities                              $  9,192           $ 5,009
                                                --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 28,262           $ 2,545
                                                --------           -------
   Net cash provided by investing
      activities                                $ 28,262           $ 2,545
                                                --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                $      -           $     -
                                                --------           -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 37,454           $ 7,554

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            88,279            22,434
                                                --------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $125,733           $29,988
                                                ========           =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1998 and 1997 the Program incurred such expenses totaling $21,409 and $23,112, respectively, of which $10,791 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

      The receivable from the General Partner at March 31, 1998 represents proceeds due to the Program from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, this receivable was collected by the Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The Program's Statement of Cash Flows for the first quarter of 1998 includes proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the Program's distributions, if any, to be paid in June 1998. It is possible that the Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

RESULTS OF OPERATIONS
---------------------

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

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998             1997
                                                   -------          -------
      Oil and gas sales                            $56,494          $59,996
      Oil and gas production expenses              $21,608          $33,849
      Barrels produced                                 171              391
      Mcf produced                                  26,914           24,941
      Average price/Bbl                            $ 13.21          $ 21.75
      Average price/Mcf                            $  2.02          $  2.06

      As shown in the table above, total oil and gas sales decreased $3,502 (5.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $5,000 was related to a decrease in volumes of oil sold and approximately $2,000 was related to decreases in the average prices of oil and gas sold, which amounts were partially offset by an increase of approximately $4,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 220 barrels, while volumes of gas sold increased 1,973 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well during 1997. Average oil and gas prices decreased to $13.21 per barrel and $2.02 per Mcf, respectively, for the three months ended March 31, 1998 from $21.75 per barrel and $2.06 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,241 (36.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in general repair and maintenance expenses incurred on one well during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, (ii) workover expenses incurred on one well during the three months ended March 31, 1997, and (iii) credits received from the operator on one well during the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses decreased to 38.2% for the three months ended March 31, 1998 from 56.4% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,487 (36.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 10.6% for the three months ended March 31, 1998 from 15.8% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $1,703 (7.4%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 37.9% for the three months ended March 31, 1998 as compared to 38.5% for the three months ended March 31, 1997.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1998                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1998                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.