Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1983-2
filed 1998-08-04
CIK 715369

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                                  0-12093



                       DYCO OIL AND GAS PROGRAM 1983-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1454574
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $151,788          $ 88,279
   Accrued oil and gas sales                      32,287            44,711
                                                --------          --------
      Total current assets                      $184,075          $132,990

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          113,492           153,896

DEFERRED CHARGE                                  123,975           123,975
                                                --------          --------
                                                $421,542          $410,861
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  6,366          $  5,605
   Gas imbalance payable                           4,661             4,661
                                                --------          --------
      Total current liabilities                 $ 11,027          $ 10,266

ACCRUED LIABILITY                               $ 74,902          $ 74,902

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 64 units                     $  3,356          $  3,257
   Limited Partners, issued and
      outstanding, 6,400 units                   332,257           322,436
                                                --------          --------
      Total Partners' capital                   $335,613          $325,693
                                                --------          --------
                                                $421,542          $410,861
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               --------           --------

REVENUES:
   Oil and gas sales                            $47,243            $64,960
   Interest                                       1,849                352
                                                -------            -------
                                                $49,092            $65,312

COST AND EXPENSES:
   Oil and gas production                       $29,791            $39,005
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  6,159              6,190
   General and administrative
      (Note 2)                                   11,894             13,752
                                                -------            -------
                                                $47,844            $58,947
                                                -------            -------

NET INCOME                                      $ 1,248            $ 6,365
                                                =======            =======
GENERAL PARTNER (1%) - net
   income                                       $    12            $    64
                                                =======            =======
LIMITED PARTNERS (99%) - net
   income                                       $ 1,236            $ 6,301
                                                =======            =======
NET INCOME PER UNIT                             $   .19            $   .98
                                                =======            =======
UNITS OUTSTANDING                                 6,464              6,464
                                                =======            =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               --------           --------

REVENUES:
   Oil and gas sales                           $103,737           $124,956
   Interest                                       3,026                571
                                               --------           --------
                                               $106,763           $125,527

COST AND EXPENSES:
   Oil and gas production                      $ 51,399           $ 72,854
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 12,141             15,659
   General and administrative
      (Note 2)                                   33,303             36,864
                                               --------           --------
                                               $ 96,843           $125,377
                                               --------           --------

NET INCOME                                     $  9,920           $    150
                                               ========           ========
GENERAL PARTNER (1%) - net
   income                                      $     99           $      1
                                               ========           ========
LIMITED PARTNERS (99%) - net
   income                                      $  9,821           $    149
                                               ========           ========
NET INCOME PER UNIT                            $   1.53           $    .02
                                               ========           ========
UNITS OUTSTANDING                                 6,464              6,464
                                               ========           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  9,920           $   150
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                12,141            15,659
      Decrease in accounts receivable -
        General Partner                                -            18,220
      Decrease in accrued oil and
        gas sales                                 12,424            28,644
      Increase in accounts payable                   761             1,854
      Decrease in accounts payable -
        General Partner                                -          ( 45,000)
                                                --------           -------
      Net cash provided by operating
        activities                              $ 35,246           $19,527
                                                --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 28,263           $ 4,460
   Additions to oil and gas properties                 -          (    494)
                                                --------           -------
   Net cash provided by investing
      activities                                $ 28,263           $ 3,966
                                                --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                $      -           $     -
                                                --------           -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 63,509           $23,493

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            88,279            22,434
                                                --------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $151,788           $45,927
                                                ========           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $11,894 and $13,752, respectively, of which $10,791 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $33,303 and $36,864, respectively, of which $21,582 was paid each period to Dyco and its affiliates.

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

      The Program's Statement of Cash Flows for the six months ended June 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the Program's cash distributions paid in June 1998. It is possible that the Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                            Three Months Ended June 30,
                                            ---------------------------
                                                    1998             1997
                                                   -------          -------
      Oil and gas sales                            $47,243          $64,960
      Oil and gas production expenses              $29,791          $39,005
      Barrels produced                                 189              430
      Mcf produced                                  21,765           27,386
      Average price/Bbl                            $ 13.77          $ 19.43
      Average price/Mcf                            $  2.05          $  2.07

      As shown in the table above, total oil and gas sales decreased $17,717 (27.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $5,000 and $12,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $1,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 241 barrels and 5,621 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in the volumes of oil sold resulted primarily from (i) the sale of one well in 1997 and (ii) the normal decline in production due to diminished reserves on another well. The decrease in the volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1998, (ii) the sale of one well in 1997, and (iii) the receipt during 1998 of a reduced percentage of sales due to the Program's overproduced position on one significant well. Average oil and gas prices decreased to $13.77 per barrel and $2.05 per Mcf, respectively, for the three months ended June 30, 1998 from $19.43 per barrel and $2.07 per Mcf, respectively, for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,214 (23.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, (ii) the sale of one well in 1997 and
      (iii) workover expenses incurred on one well during the three months ended June 30, 1997 in order to increase the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 63.1% for the three months ended June 30, 1998 from 60.0% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $31 (0.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 13.0% for the three months ended June 30, 1998 from 9.5% for the three months ended June 30, 1997. This percentage increase was primarily due to decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $1,858 (13.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 25.2% for the three months ended June 30, 1998 from 21.2% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $103,737         $124,956
      Oil and gas production expenses             $ 51,399         $ 72,854
      Barrels produced                                 360              821
      Mcf produced                                  48,679           52,327
      Average price/Bbl                           $  13.50         $  20.54
      Average price/Mcf                           $   2.03         $   2.07

       As shown in the table above, total oil and gas sales decreased $21,219 (17.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $9,000 and $8,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $2,000 and $2,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 461 barrels and 3,648 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well in 1997. Average oil and gas prices decreased to $13.50 per barrel and $2.03 per Mcf, respectively, for the six months ended June 30, 1998 from $20.54 per barrel and $2.07 per Mcf, respectively, for the six months ended June 30, 1997.

       Oil and gas production expenses (including lease operating expenses and production taxes) decreased $21,455 (29.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in general repair and maintenance expenses on one well for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, (ii) workover expenses incurred on one well during the six months ended June 30, 1997 in order to increase the recovery of reserves, and (iii) the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 49.5% for the six months ended June 30, 1998 from 58.3% for the six months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above.

       Depreciation, depletion, and amortization of oil and gas properties decreased $3,518 (22.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 11.7% for the six months ended June 30, 1998 and 12.5% for the six months ended June 30, 1997.

       General and administrative expenses decreased $3,561 (9.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 32.1% for the six months ended June 30, 1998 from 29.5% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 4, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 4, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.