Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1983-2
filed 1998-10-30
CIK 715369

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 1998                              0-12093



                       DYCO OIL AND GAS PROGRAM 1983-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1454574
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                        Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                              September 30,     December 31,
                                                   1998              1997
                                              -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 65,832        $ 88,279
   Accrued oil and gas sales                        24,866          44,711
                                                  --------        --------
      Total current assets                        $ 90,698        $132,990

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            100,006         153,896

DEFERRED CHARGE                                    123,975         123,975
                                                  --------        --------
                                                  $314,679        $410,861
                                                  ========        ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  6,564        $  5,605
   Gas imbalance payable                             4,661           4,661
                                                  --------        --------
      Total current liabilities                   $ 11,225        $ 10,266

ACCRUED LIABILITY                                 $ 74,902        $ 74,902

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 64 units                       $  2,285        $  3,257
   Limited Partners, issued and
      outstanding, 6,400 units                     226,267         322,436
                                                  --------        --------
      Total Partners' capital                     $228,552        $325,693
                                                  --------        --------
                                                  $314,679        $410,861
                                                  ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               --------           --------

REVENUES:
   Oil and gas sales                            $74,980            $49,864
   Interest                                       1,749                451
                                                -------            -------
                                                $76,729            $50,315

COSTS AND EXPENSES:
   Oil and gas production                       $28,176            $28,354
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 13,486              4,106
   General and administrative
      (Note 2)                                   12,848             13,760
                                                -------            -------
                                                $54,510            $46,220
                                                -------            -------

NET INCOME                                      $22,219            $ 4,095
                                                =======            =======
GENERAL PARTNER (1%) - net
   income                                       $   222            $    41
                                                =======            =======
LIMITED PARTNERS (99%) - net
   income                                       $21,997            $ 4,054
                                                =======            =======
NET INCOME PER UNIT                             $  3.44            $   .63
                                                =======            =======
UNITS OUTSTANDING                                 6,464              6,464
                                                =======            =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               --------           --------

REVENUES:
   Oil and gas sales                           $178,717           $174,820
   Interest                                       4,775              1,022
                                               --------           --------
                                               $183,492           $175,842

COSTS AND EXPENSES:
   Oil and gas production                      $ 79,575           $101,208
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 25,627             19,765
   General and administrative
      (Note 2)                                   46,151             50,624
                                               --------           --------
                                               $151,353           $171,597
                                               --------           --------

NET INCOME                                     $ 32,139           $  4,245
                                               ========           ========
GENERAL PARTNER (1%) - net
   income                                      $    321           $     42
                                               ========           ========
LIMITED PARTNERS (99%) - net
   income                                      $ 31,818           $  4,203
                                               ========           ========
NET INCOME PER UNIT                            $   4.97           $    .66
                                               ========           ========
UNITS OUTSTANDING                                 6,464              6,464
                                               ========           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 32,139           $ 4,245
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                25,627            19,765
      Decrease in accrued oil and
        gas sales                                 19,845            29,462
      Decrease in accounts receivable -
        General Partner                                -            18,220
      Increase in accounts payable                   959               708
      Decrease in accounts payable -
        General Partner                                -          ( 45,000)
                                                --------           -------
      Net cash provided by operating
        activities                              $ 78,570           $27,400
                                                --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 28,263           $ 4,777
   Additions to oil and gas properties                 -          (    494)
                                                --------           -------
   Net cash provided by investing
      activities                                $ 28,263           $ 4,283
                                                --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($129,280)          $     -
                                                --------           -------
   Net cash used by financing
      activities                               ($129,280)          $     -
                                                --------           -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 22,447)          $31,683

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            88,279            22,434
                                                --------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 65,832           $54,117
                                                ========           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $12,848 and $13,760, respectively, of which $10,791 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $46,151 and $50,624, respectively, of which $32,373 was paid each period to Dyco and its affiliates.

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

      The Program's Statement of Cash Flows for the nine months ended September 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the Program's cash distributions paid in June 1998. It is possible that the Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

      The distribution in 1998 included cash generated from operating and investing activities during the years 1996, 1997 and 1998. The infrequent distribution is the result of a workover in 1996 and the Program's policy to declare distributions only when the available cash exceeds $20 per unit. The cash distributions paid in June 1998 are not necessarily indicative of future cash distributions.


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

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1998             1997
                                                   -------          -------
      Oil and gas sales                            $74,980          $49,864
      Oil and gas production expenses              $28,176          $28,354
      Barrels produced                                 143              296
      Mcf produced                                  39,862           20,787
      Average price/Bbl                            $ 12.52          $ 19.62
      Average price/Mcf                            $  1.84          $  2.12

      As shown in the table above, total oil and gas sales increased $25,116 (50.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this increase, approximately $40,000 was related to an increase in the volumes of gas sold. This increase was partially offset by decreases of approximately $11,000 related to a decrease in the average price of gas sold and approximately $3,000 related to a decrease in the volumes of oil sold. Volumes of oil sold decreased 153 barrels, while volumes of gas sold increased 19,075 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase in the volumes of gas sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1998. Average oil and gas prices decreased to $12.52 per barrel and $1.84 per Mcf, respectively, for the three months ended September 30, 1998 from $19.62 per barrel and $2.12 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Any decrease in lease operating expenses due to the sale of two wells in 1997 was substantially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 37.6% for the three months ended September 30, 1998 from 56.9% for the three months ended September 30, 1997. This percentage decrease was primarily due to the positive prior period volume adjustment on one gas well discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,380 (228.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from an increase in the volumes of gas sold and a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 18.0% for the three months ended September 30, 1998 from 8.2% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses decreased $912 (6.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 17.1% for the three months ended September 30, 1998 from 27.6% for the three months ended September 30, 1997. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $178,717         $174,820
      Oil and gas production expenses             $ 79,575         $101,208
      Barrels produced                                 503            1,117
      Mcf produced                                  88,541           73,114
      Average price/Bbl                           $  13.22         $  20.29
      Average price/Mcf                           $   1.94         $   2.08

      As shown in the table above, total oil and gas sales increased $3,897 (2.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this increase, approximately $32,000 was related to an increase in volumes of gas sold. This increase was partially offset by decreases of approximately $4,000 and $12,000, respectively, related to decreases in the average prices of oil and gas sold and a decrease of approximately $12,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 614 barrels, while volumes of gas sold increased 15,427 Mcf for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well in 1997 and the normal decline in production due to diminishing reserves during the nine months ended September 30, 1998. The increase in volumes of gas sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1998. Average oil and gas prices decreased to $13.22 per barrel and $1.94 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.29 per barrel and $2.08 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $21,633 (21.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from both the sale of two wells during the nine months ended September 30, 1997 and workover expenses incurred on two additional wells during the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 44.5% for the nine months ended September 30, 1998 from 57.9% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,862 (29.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from an increase in the volumes of gas sold and a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 14.3% for the nine months ended September 30, 1998 from 11.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $4,473 (8.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 25.8% for the nine months ended September 30, 1998 from 29.0% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

               27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  October 30, 1998             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  October 30, 1998             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

 27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

All other exhibits are omitted as inapplicable.