Form 10-K405
period 1998-12-31
DYCO OIL & GAS PROGRAM 1983-2
filed 1999-03-23
CIK 715369

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

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

PART II.....................................................................11
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND
                  RELATED LIMITED PARTNER MATTERS...........................11
      ITEM 6.     SELECTED FINANCIAL DATA...................................13
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................14
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSUREES ABOUT MARKET
                  RISK .....................................................22
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............23
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE..................................34

PART III....................................................................34
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........34
      ITEM 11.    EXECUTIVE COMPENSATION....................................35
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT ...............................................39
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............39

PART IV.....................................................................41
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K .................................................41

SIGNATURES..................................................................43

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At January 31, 1999, Samson owned interests in approximately 10,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At January 31, 1999, Samson operated approximately 2,900 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of March 1, 1999, Samson employed approximately 900 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 77.7% of the Program's oil and gas revenues during the year ended December 31, 1998. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Program's principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Program. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Program to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. In addition, on March 12, 1999 several major oil producing nations agreed to curtail oil exports in an effort to increase worldwide oil prices. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as at least a short-term slowdown in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.00 per barrel. It is not known whether this trend will continue. Prices for the Program's oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      As of February 28, 1999 oil and gas prices were approximately $9.50 per barrel and $1.55 per Mcf, respectively. Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998 and February 28, 1999. As of the date of this Annual Report, oil prices have increased slightly over the February 28, 1999 price, primarily due to the March 1999 announcement that several oil producing nations intend to curtail oil exports. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Insurance Coverage

      The Program is subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Program maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Program, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Program's financial condition and results of operations.


ITEM 2.           PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 1998.

                              Well Statistics(1)

                            As of December 31, 1998

                 Gross productive wells(2):
                    Oil                                    1
                    Gas                                   13
                                                        ----
                      Total                               14

                 Net productive wells(3):
                    Oil                                  .18
                    Gas                                 2.25
                                                        ----
                      Total                             2.43

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


      Drilling Activities

      The Program participated in no drilling activities for the year ended December 31, 1998.

      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.


                              Net Production Data

                                                   Year Ended December 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
Production:
   Oil (Bbls)(1)                                  659       1,297       1,306
   Gas (Mcf)(2)                               120,737     105,525     124,831

Oil and gas sales:
   Oil                                       $  8,495    $ 24,566    $ 25,610
   Gas                                        232,052     233,382     268,001
                                              -------     -------     -------
     Total                                   $240,547    $257,948    $293,611
                                              =======     =======     =======

Total direct operating expenses(3)           $119,853    $106,574    $104,422
                                              =======     =======     =======
Direct operating expenses as a
   percentage of oil and
   gas sales                                    49.8%       41.3%       35.6%

Average sales price:
   Per barrel of oil                           $12.89      $18.94      $19.61
   Per Mcf of gas                                1.92        2.21        2.15

Direct operating expenses per
   equivalent Mcf of gas(4)                    $  .96      $  .94      $  .79

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

      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1998. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1998. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1998. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 1998 will actually be realized for such production.

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

                              Proved Reserves and
                               Net Present Value
                             From Proved Reserves


                            As of December 31, 1998

            Estimated proved reserves:
               Gas (Mcf)                                 1,209,532
               Oil and liquids (Bbls)                        2,240

            Net present value
               (discounted at 10% per annum)            $  671,374


      No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 4 to the Program's financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      As of December 31, 1998, the Program's properties consisted of 14 gross (2.43 net) productive wells. Affiliates of the Program operate 9 (64%) of its wells. All of the Program's properties are located onshore in the continental United States. Substantially all of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

      As of December 31, 1998, the Program's properties in the Anadarko Basin consisted of 12 gross (1.9 net) productive wells. Affiliates of the Program operate 7 (58%) of its Anadarko basin wells. As of December 31, 1998, the Program had estimated total proved reserves in the Anadarko Basin of approximately 1,157,251 Mcf of gas and approximately 2,240 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $644,519.

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

      There were no matters submitted to a vote of the limited partners during 1998.


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

                                    Repurchase         Cash
                                       Price       Distributions
                                    ----------     -------------


          1997:
            First Quarter              $137             $ -
            Second Quarter              137               -
            Third Quarter               104               -
            Fourth Quarter              104               -

          1998:
            First Quarter              $104             $ -
            Second Quarter              104               -
            Third Quarter               121              20(1)
            Fourth Quarter              101               -

          1999:
            First Quarter              $101             $ -
---------
(1) Includes proceeds from the sale of oil and gas properties


      As of March 1, 1999, the Program had 6,400 Units outstanding and approximately 2,050 Limited Partners of record.

ITEM 6.           SELECTED FINANCIAL DATA

                             Selected Financial Data

     The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                                          December 31,
                                     -------------------------------------------------------
                                       1998        1997        1996        1995      1994
                                     --------    --------    --------    --------   --------
Summary of Operations:
   Oil and gas sales                 $240,547    $257,948    $293,611    $305,266   $275,066
   Total revenues                     245,990     259,458     293,722     310,590    277,746

   Lease operating expenses           106,530      88,243      82,100     195,813     63,343
   Production taxes                    13,323      18,331      22,322      21,486     20,909
   General and administrative
     expenses                          57,651      62,688      59,330      59,874     53,685
   Depreciation, depletion, and
     amortization of oil and gas
     properties                        30,679      27,506      22,505      29,931     53,045

   Net income                          37,807      62,690     107,465       3,486     86,764
     per Unit                            5.85        9.70       16.63         .54      13.42
   Cash distributions                 129,280        -           -        193,920    129,280
     per Unit                              20        -           -             30         20

Summary Balance Sheet Data:
   Total assets                       301,086     410,861     394,464     256,521    400,193
   Partners' capital                  234,220     325,693     263,003     155,538    345,972


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately

$1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as at least a short-term slowdown in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.00 per barrel. It is not known whether this trend will continue. Prices for the Program's oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      As of February 28, 1999 oil and gas prices were approximately $9.50 per barrel and $1.55 per Mcf, respectively. Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998 and February 28, 1999. As of the date of this Annual Report, oil prices have increased slightly over the February 28, 1999 price, primarily due to the March 1999 announcement that several oil producing nations intend to curtail oil exports. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations


                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $17,401 (6.7%) in 1998 as compared to 1997. Of this decrease, approximately $4,000 and $35,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $12,000 was related to a decrease in the volumes of oil sold. This decrease was partially offset by an increase of approximately $34,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 638 barrels, while volumes of gas sold increased 15,212 Mcf in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from the sale of one well during 1997. The increase in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser during 1998 on one well and (ii) the Program receiving an increased percentage of sales during 1998 on another well primarily due to certain other working interest owners electing not to participate in a portion of 1998 sales. Average oil and gas prices decreased to $12.89 per barrel and $1.92 per Mcf, respectively, in 1998 from $18.94 per barrel and $2.21 per Mcf, respectively, in 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,279 (12.5%) in 1998 as compared to 1997. This increase resulted primarily from the increase in the volumes of gas sold, which increase was partially offset by a negative prior period production tax adjustment made by the purchaser during 1998 on one well. As a percentage of oil and gas sales, these expenses increased to 49.8% in 1998 from 41.3% in 1997.
This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,173 (11.5%) in 1998 as compared to 1997. This increase resulted primarily from the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 12.8% in 1998 from 10.7% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $5,037 (8.0%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses decreased to 24.0% in 1998 from 24.3% in 1997.


                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales decreased $35,663 (12.1%) in 1997 as compared to 1996. Of this decrease, approximately $41,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $6,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 9 barrels and 19,306 Mcf, respectively, in 1997 as compared to 1996. The decrease in the volumes of gas sold resulted primarily from (i) normal declines in production and (ii) the sale of one well during 1996. Average oil prices decreased to $18.94 per barrel in 1997 from $19.61 per barrel in 1996. Average gas prices increased to $2.21 per Mcf in 1997 from $2.15 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,152 (2.1%) in 1997 as compared to 1996. This increase resulted primarily from workover expenses incurred on two wells during 1997, which increase was partially offset by the decrease in volumes of gas sold in 1997. As a percentage of oil and gas sales, these expenses increased to 41.3% in 1997 from 35.6% in 1996. This percentage increase was primarily due to the workover expenses.

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

      General and administrative expenses increased $3,358 (5.7%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses increased to 24.3% in 1997 from 20.2% in 1996. This percentage increase was primarily due to the decrease in oil and gas sales.

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1998 production levels for future years, the Program's proved reserve quantities at December 31, 1998 would have a remaining life of approximately 10.0 years for gas reserves and 3.4 years for oil reserves. However, since the Program's reserve estimates are based on oil and gas prices at December 31, 1998, it is possible that a significant decrease in oil and gas prices from December 31, 1998 levels will reduce such reserves and their corresponding life-span.

      The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Program for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 1998, the Program invested approximately $9,800 in equipment for a successful workover on one well in order to improve the recovery of reserves. The Program has no debt commitments. Cash for operational purposes has generally been provided by current oil and gas production; however, in 1996 the Program received an advance from Dyco as the General Partner in order to pay for workover activities on one well. The Program repaid such advance in 1997. Management believes that cash for ordinary operational purposes in the future will be provided by current oil and gas production.

      The Program's Statement of Cash Flows for the year ended December 31, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the Program's cash distribution paid in the third quarter of 1998. It is possible that the Program's repurchase values and future cash distributions could be reduced as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1998. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

                                   In General

      The Year 2000 Issue ("Y2K") refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. For example, computer programs and imbedded chips that are date sensitive may recognize a date using (00) as the year 1900 rather than the year 2000. The consequence of Y2K is that computer and imbedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Program, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, Dyco does not believe that these risks will be material to the Program's operations.

      The Program's business is producing oil and gas. The day-to-day production of the Program's oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Program's daily business activities will not be materially affected by Y2K.

      The Program relies on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

     1.   increase the awareness of the issue among key employees;
     2.   identify areas of potential risk;
     3. assess the relative impact of these risks and Samson's ability to manage them; and
     4.   remediate these risks on a priority basis wherever possible.

      Samson Investment Company's Chief Financial Officer is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of March 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


                      Financial and Administrative Systems

      1. Awareness. Samson has alerted its officers, managers and supervisors of Y2K issues and asked them to have their employees participate in the identification of potential Y2K risks which might otherwise go unnoticed by higher level employees and officers. As a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration system used to collect and manage data for internal management decision making and for external revenue and accounts payable purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications, and office space readiness.

      3. Risk  Assessment.  The failure to identify  and correct a material  Y2K problem could result in inaccurate or untimely financial information for management decision-making or cash flow and payment purposes, including maintaining oil and gas leases.

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than May 15, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Program.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson will consider in the second half of 1999 its options with respect to contingency arrangements for temporary staffing to accommodate such situations.


                                Imbedded Systems

      1. Awareness. Samson's Y2K program has involved all levels of field personnel from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Samson, and as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson has inventoried all possible exposures to imbedded chips and systems. Such exposures can be classified as either (i) oil and gas production and processing equipment or (ii) office machines such as faxes, copiers, phones, etc.

      With respect to oil and gas production and processing equipment, neither Samson nor the Program operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than May 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Program's production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than May 15, 1999.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications that may have a Y2K problem. None of these applications are believed to be material to Samson or the Program. Once identified, assessed and prioritized, Samson intends to test and upgrade imbedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance and capable of testing. Samson believes that sufficient manual processes are available to minimize any such field level risk and that there will be no material impact on the Program with respect to these applications.

      4. Contingency Planning. Should material production disruptions occur as a result of Y2K failures in field operations, Samson will utilize its existing field personnel in an attempt to avoid any material impact on operating cash flow. Samson is not able to quantify any potential exposure in the event of systems failure or inadequate manual alternatives.


                              Third Party Exposures

      1. Awareness. Samson has advised management to consider Y2K implications with its outside vendors, customers, and business partners. Management has been asked to participate in the identification of potential third party Y2K risks and, as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant third party Y2K exposure is its dependence on third parties for the receipt of revenues from oil and gas sales. However, virtually all of these purchasers are very large and sophisticated companies. Other Y2K concerns include the availability of electric power to Samson's field operations, the integrity of telecommunication systems, and the readiness of commercial banks to execute electronic fund transfers.

      3. Risk Assessment. Because of the high awareness of the Y2K problem in the U.S., Samson has not undertaken and does not plan to undertake a formal company wide plan to make inquiries of third parties on the subject of Y2K readiness. If it did so, Samson has no ability to require responses to such inquiries or to independently verify their accuracy. Samson has, however, received oral assurances from its significant oil and gas purchasers of Y2K compliance. If significant disruptions from major purchasers were to occur, however, there could be a material and adverse impact on the Program's results of operations, liquidity, and financial conditions.

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Dyco believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during 1999 to further identify these risks.

      5. Contingency Planning. In the unlikely event that material production disruptions occur as a result of Y2K failures of third parties, the Program's operating cash flow could be impacted. This contingency will be factored into deliberations on the level of quarterly cash distributions paid out during any such period of cash flow disruption.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1983-2 Limited Partnership, a Minnesota limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 5, 1999

                           DYCO OIL AND GAS PROGRAM
                          1983-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------
                                                           1998        1997
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 72,063    $ 88,279
   Accrued oil and gas sales                               33,044      44,711
                                                          -------     -------

     Total current assets                                $105,107    $132,990

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                       104,804     153,896

DEFERRED CHARGE                                            91,175     123,975
                                                          -------     -------

                                                         $301,086    $410,861
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $  7,195    $  5,605
   Gas imbalance payable                                    6,806       4,661
                                                          -------     -------
     Total current liabilities                           $ 14,001    $ 10,266

ACCRUED LIABILITY                                        $ 52,865    $ 74,902

PARTNERS' CAPITAL:
   General Partner,64 general partner units              $  2,342    $  3,257
   Limited Partners, issued and
     outstanding, 6,400 Units                             231,878     322,436
                                                          -------     -------

     Total partners' capital                             $234,220    $325,693
                                                          -------     -------
                                                         $301,086    $410,861
                                                          =======     =======



              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1983-2 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1998, 1997, and 1996


                                               1998        1997        1996
                                             --------    --------    --------

REVENUES:
   Oil and gas sales                         $240,547    $257,948    $293,611
   Interest                                     5,443       1,510         111
                                              -------     -------     -------
                                             $245,990    $259,458    $293,722

COSTS AND EXPENSES:
   Lease operating                           $106,530    $ 88,243    $ 82,100
   Production taxes                            13,323      18,331      22,322
   Depreciation, depletion, and
     amortization of oil and gas
     properties                                30,679      27,506      22,505
   General and administrative                  57,651      62,688      59,330
                                              -------     -------     -------

                                             $208,183    $196,768    $186,257
                                              -------     -------     -------

NET INCOME                                   $ 37,807    $ 62,690    $107,465
                                              =======     =======     =======

GENERAL PARTNER (1%) - NET INCOME            $    378    $    627    $  1,075
                                              =======     =======     =======

LIMITED PARTNER (99%) - NET INCOME           $ 37,429    $ 62,063    $106,390
                                              =======     =======     =======

NET INCOME per Unit                          $   5.85    $   9.70    $  16.63
                                              =======     =======     =======

UNITS OUTSTANDING                               6,464       6,464       6,464
                                              =======     =======     =======



                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1983-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1998, 1997, and 1996


                                         General      Limited
                                         Partner     Partners        Total
                                        --------    ----------    ----------

Balances at December 31, 1995            $1,555      $153,983      $155,538
   Net Income                             1,075       106,390       107,465
                                          -----       -------       -------

Balances at December 31, 1996            $2,630      $260,373      $263,003
   Net Income                               627        62,063        62,690
                                          -----       -------       -------

Balances at December 31, 1997            $3,257      $322,436      $325,693
   Cash Distributions                   ( 1,293)    ( 127,987)    ( 129,280)
   Net Income                               378        37,429        37,807
                                          -----       -------       -------

Balances at December 31, 1998            $2,342      $231,878      $234,220
                                          =====       =======       =======


                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1983-2 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                                1998         1997        1996
                                              ---------   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $ 37,807    $62,690     $107,465
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and amorti-
        zation of oil and gas properties         30,679     27,506       22,505
     (Increase) decrease in accrued
        oil and gas sales                        11,667     22,035    (  38,907)
     (Increase) decrease in accounts
        receivable - General Partner               -        18,220    (  18,220)
     (Increase) decrease in
        deferred charge                          32,800   ( 39,364)       7,000
     Increase (decrease) in
        accounts payable                          1,590   (  2,853)   (  12,864)
     Increase (decrease) in accounts
        payable - General Partner                  -      ( 45,000)      45,000
     Increase (decrease) in
        gas imbalance payable                     2,145   (  9,976)      14,637
     Increase (decrease) in accrued
        liability                             (  22,037)    11,536    (  16,295)
                                                -------     ------      -------
   Net cash provided by operating
     activities                                $ 94,651    $44,794     $110,321
                                                -------     ------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
     gas properties                            $ 28,211    $21,545     $ 19,623
   Additions to oil and gas properties        (   9,798)  (    494)   ( 107,824)
                                                -------     ------      -------

   Net cash provided (used) by investing
     activities                                $ 18,413    $21,051    ($ 88,201)
                                               --------     ------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($129,280)   $  -        $   -
                                                -------     ------      -------
   Net cash used by financing activities:     ($129,280)   $  -        $   -
                                                -------     ------      -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 16,216)   $65,845     $ 22,120

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                     88,279     22,434          314
                                                -------     ------      -------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                      $ 72,063    $88,279     $ 22,434
                                                =======     ======      =======

                     The accompanying notes are an integral
                       part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 1998, 1997, and 1996


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on August 15, 1983. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,658 (41.5%) of the Program's Units at December 31, 1998.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on a gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1998, 1997, and 1996 were $0.25, $0.24, and $0.17, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1998 and 1997 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production on these wells by 118,718 Mcf, resulting in prepaid lease operating expenses of $91,175. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 124,661 Mcf, resulting in prepaid lease operating expenses of $123,975.


      Accrued Liability

            The Accrued Liability at December 31, 1998 and 1997 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 68,834 Mcf, resulting in accrued lease operating expenses of $52,865. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 75,316 Mcf, resulting in accrued lease operating expenses of $74,902.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1998, total sales exceeded the Program's share of estimated total gas reserves on one well by $6,806 (4,537 Mcf). At December 31, 1997, total sales exceeded the Program's share of estimated total gas reserves on two wells by $4,661 (3,107 Mcf). These amounts were recorded as gas imbalance payables in accordance with the sales method.



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

2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1998, 1997, and 1996, such expenses totaled $57,651, $62,688, and $59,330, respectively, of which $43,164 was paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 1998, 1997, and 1996:


      Purchaser                              1998      1997      1996
      ----------                             -----     -----     -----

        El Paso Energy
          Marketing Company                  77.7%     64.3%     67.1%
        Kaiser-Francis Oil Company             -       14.2%     15.6%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1998 and 1997 were as follows:

                                                      December 31,
                                            -------------------------------
                                                1998              1997
                                            -------------     -------------

     Proved properties                       $31,348,640       $31,367,053

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance                  ( 31,243,836)     ( 31,213,157)
                                              ----------        ----------

     Net oil and gas properties              $   104,804       $   153,896
                                              ==========        ==========

      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1998, 1997, and 1996. Costs incurred by the Program in connection with its oil and gas property development activities during 1998, 1997, and 1996 were as follows:

                                                  December 31,
                                        ---------------------------------
                                         1998        1997          1996
                                        ------     --------      --------

            Development costs           $9,798        $494       $107,824
                                         =====         ===        =======

      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1998, 1997, and 1996. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.


                                     1998                           1997                         1996
                             -----------------------       ----------------------        ---------------------
                                Oil          Gas              Oil         Gas            Oil           Gas
                              (Bbls)        (Mcf)           (Bbls)       (Mcf)          (Bbls)         (Mcf)
                             --------     ----------       --------     ---------       ------      ----------

Proved reserves,
   beginning of year           2,758      1,250,802         16,867      1,115,061        9,013      1,105,349

Revisions of previous
   Estimates                     141        127,236        ( 4,516)       241,266        3,010        134,543

Sales of reserves               -        (   47,769)       ( 8,379)          -             -             -

Extensions and
   Discoveries                  -              -                83           -           6,150           -

Production                   (   659)    (  120,737)       ( 1,297)    (  105,525)     ( 1,306)    (  124,831)
                              ------      ---------         ------      ---------       ------      ---------

Proved reserves,
   end of year                 2,240      1,209,532          2,758      1,250,802       16,867      1,115,061
                              ======      =========         ======      =========       ======      =========

Proved developed reserves:
   Beginning of year           2,758      1,250,802         16,867      1,115,061        9,013      1,105,349
                              ------      ---------         ------      ---------       ------      ---------
   End of year                 2,240      1,209,532          2,758      1,250,802       16,867      1,115,061
                              ======      =========         ======      =========       ======      =========

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1998 using oil and gas prices of $9.50 per barrel and $2.03 per Mcf, respectively.


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

            NAME            AGE          POSITION WITH DYCO
      ----------------      ---   --------------------------------
      Dennis R. Neill        47   President and Director

      Patrick M. Hall        40   Chief Financial Officer

      Judy K. Fox            48   Secretary

      The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a

Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Berry Gas Company, Circle L Drilling Company, Compression, Inc., and Geodyne Resources, Inc. and its subsidiaries.

      Patrick M. Hall joined Samson in 1983, was named a Vice President of Dyco on June 18, 1991, and was named Chief Financial Officer of Dyco on June 30, 1996. Prior to joining Samson he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall also serves as Senior Vice President - Controller of Samson Investment Company.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Samson Hydrocarbons Company, Samson Properties Incorporated, and Geodyne Resources, Inc. and its subsidiaries.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1998 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1998:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 1998

Type of Compensation/Reimbursement(1)                    Expense
-------------------------------------           --------------------------
                                                1998       1997       1996
                                                -----      -----      ----

Compensation:
   Operations                                    (2)        (2)        (2)

Reimbursements:
   General and Administrative,
     Geological, and Engineering
     Expenses and Direct
     Expenses(3)                                $43,164    $43,164    $43,164

----------
(1) The authority for all of such compensation and reimbursement is the Program Agreement. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Program serve as operator of a majority of the Program's wells. Dyco, as general partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Program to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) The Program reimburses Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Program. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Program for their services to the Program. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Program's business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Program of these costs is made by Dyco as General Partner.

      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1998:


                                                  Salary Reimbursement
                                           Three Years Ended December 31, 1998

                                                                     Long Term Compensation
                                                                --------------------------------
                                    Annual Compensation                  Awards         Payouts
                               -----------------------------    ----------------------- --------
                                                                               Securi-
                                                    Other                       ties                All
    Name                                            Annual      Restricted     Under-              Other
    and                                             Compen-       Stock        lying     LTIP      Compen-
 Principal                     Salary      Bonus    sation       Award(s)     Options/  Payouts    sation
  Position            Year       ($)        ($)       ($)          ($)        SARs(#)     ($)        ($)
---------------       ----     -------     -------   -------     ----------   --------- -------    -------


C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1996      -           -         -           -             -        -          -

Dennis R. Neill,
President(2)(3)       1996      -           -         -           -             -        -          -
                      1997      -           -         -           -             -        -          -
                      1998      -           -         -           -             -        -          -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1996    $25,251       -         -           -             -        -          -
                      1997    $25,786       -         -           -             -        -          -
                      1998    $25,544       -         -           -             -        -          -
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

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Program has an interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Program for a portion of such costs based upon the Program's interest in the well.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 1999 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                       Number of
                                                         Units
                                                      Beneficially
                                                     Owned (Percent
             Beneficial Owner                        of Outstanding)
      ------------------------------                -----------------

      Samson Resources Company                      2,658     (41.5%)

      All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (5 persons)                       2,658     (41.5%)


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain affiliates of Dyco engage in oil and gas activities independently of the Program which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Program and such affiliates also create potential conflicts of interest. An affiliate of the program owns a significant amount of the Program's Units and therefore has an identity of interest with other limited partners with respect to the operations of the Program.

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

      Dyco does not devote all of its time, efforts, and personnel exclusively to the Program. Furthermore, the Program does not have any employees, but instead relies on the personnel of Samson. The Program thus competes with Samson (including other oil and gas programs) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Program as are indicated by the circumstances and as are consistent with Dyco's fiduciary duties.

      Affiliates of the Program are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Program's leasehold interests. Because affiliates of the Program who provide services to the Program have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Program would take if it were to administer its own contracts without involvement with other members of Samson. On the other hand, management believes that the Program's negotiating strength and contractual positions have been enhanced by virtue of its affiliation with Samson.

     Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 42% of the Program's outstanding Units as of March 1, 1999. The Program Agreement permits Resources to independently vote its Units. Resources' significant Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Program as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996 are filed as part of this report:

                        Report of Independent Accountants
                        Balance Sheets
                        Statements of Operations
                        Statements of Changes in Partners' Capital
                        Statements of Cash Flows
                        Notes to Financial Statements

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

                *27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

                  All other Exhibits are omitted as inapplicable.


                  ------------------
                  *  Filed herewith.



      (b) Reports on Form 8-K filed during the fourth quarter of 1998:

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

                                          March 23, 1999


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

By:   /s/Dennis R. Neill          President and               March 23, 1999
      -------------------         Director (Principal
         Dennis R. Neill          Executive Officer)

      /s/Patrick M. Hall          Chief Financial             March 23, 1999
      -------------------         Officer (Principal
         Patrick M. Hall          Financial and
                                  Accounting Officer)

      /s/Judy K. Fox              Secretary                   March 23, 1999
      -------------------
         Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of December 31, 1998 and for the year ended December 31, 1998.


------------------
*  Filed herewith.