Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1983-2
filed 2000-08-02
CIK 715369

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                                  0-12093



                       DYCO OIL AND GAS PROGRAM 1983-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1454574
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2000            1999
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $183,343        $ 76,054
   Accrued oil and gas sales                        49,486         103,122
                                                  --------        --------
      Total current assets                        $232,829        $179,176

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             71,566          81,445

DEFERRED CHARGE                                     45,919          45,919
                                                  --------        --------
                                                  $350,314        $306,540
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  4,252        $  7,030
   Gas imbalance payable                            59,855          59,855
                                                  --------        --------
      Total current liabilities                   $ 64,107        $ 66,885

ACCRUED LIABILITY                                 $ 41,885        $ 41,885

PARTNERS' CAPITAL:
   General Partner, 64 general
      partner units                               $  2,443        $  1,978
   Limited Partners, issued and
      outstanding, 6,400 Units                     241,879         195,792
                                                  --------        --------
      Total Partners' capital                     $244,322        $197,770
                                                  --------        --------
                                                  $350,314        $306,540
                                                  ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               --------           --------

REVENUES:
   Oil and gas sales                            $69,153            $36,766
   Interest                                       2,429                791
                                                -------            -------
                                                $71,582            $37,557

COSTS AND EXPENSES:
   Oil and gas production                       $19,447            $20,156
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  1,421              2,752
   General and administrative
      (Note 2)                                   13,205             11,548
                                                -------            -------
                                                $34,073            $34,456
                                                -------            -------

NET INCOME                                      $37,509            $ 3,101
                                                =======            =======
GENERAL PARTNER (1%) - net income               $   375            $    31
                                                =======            =======
LIMITED PARTNERS (99%) - net income             $37,134            $ 3,070
                                                =======            =======
NET INCOME PER UNIT                             $  5.80            $   .48
                                                =======            =======
UNITS OUTSTANDING                                 6,464              6,464
                                                =======            =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               --------           --------

REVENUES:
   Oil and gas sales                           $121,776            $74,537
   Interest                                       3,743              1,608
                                               --------            -------
                                               $125,519            $76,145

COSTS AND EXPENSES:
   Oil and gas production                      $ 39,695            $42,979
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  5,476              9,078
   General and administrative
      (Note 2)                                   33,796             32,744
                                               --------            -------
                                               $ 78,967            $84,801
                                               --------            -------

NET INCOME (LOSS)                              $ 46,552           ($ 8,656)
                                               ========            =======
GENERAL PARTNER (1%) - net income
   (loss)                                      $    465           ($    86)
                                               ========            =======
LIMITED PARTNERS (99%) - net income
   (loss)                                      $ 46,087           ($ 8,570)
                                               ========            =======
NET INCOME (LOSS) PER UNIT                     $   7.20           ($  1.34)
                                               ========            =======
UNITS OUTSTANDING                                 6,464              6,464
                                               ========            =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                    2000            1999
                                                  --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $ 46,552         ($ 8,656)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   5,476            9,078
      Decrease in accrued oil and gas
        sales                                       53,636            4,313
      Decrease in accounts payable               (   2,778)        (    847)
                                                  --------          -------
   Net cash provided by operating
      activities                                  $102,886          $ 3,888
                                                  --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $  4,403          $   893
                                                  --------          -------
   Net cash provided by investing
        activities                                $  4,403          $   893
                                                  --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                  $      -          $     -
                                                  --------          -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $107,289          $ 4,781

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              76,054           72,063
                                                  --------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $183,343          $76,844
                                                  ========          =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $13,205 and $11,548, respectively, of which $11,805 and $10,791, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $33,796 and $32,744, respectively, of which $23,610 and $21,582, respectively, were paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                            Three Months Ended June 30,
                                            ---------------------------
                                                    2000             1999
                                                   -------          -------
      Oil and gas sales                            $69,153          $36,766
      Oil and gas production expenses              $19,447          $20,156
      Barrels produced                                   -              179
      Mcf produced                                  22,822           18,821
      Average price/Bbl                            $     -          $ 14.76
      Average price/Mcf                            $  3.03          $  1.81

      As shown in the table above, total oil and gas sales increased $32,387 (88.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $28,000 was related to an increase in the average price of gas sold and approximately $7,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 179 barrels, while volumes of gas sold increased 4,001 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in volumes of gas sold was primarily due to (i) the Program receiving an increased percentage of sales on three wells due to gas balancing during the three months ended June 30, 2000 and
      (ii) an increase in production on one well due to a successful workover performed in the third quarter of 1999. The average oil price was $14.76 per barrel for the three months ended June 30, 1999. Average gas prices increased to $3.03 per Mcf for the three months ended June 30, 2000 from $1.81 per Mcf for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $709 (3.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the sale of one well during late 1999. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 28.1% for the three months ended June 30, 2000 from 54.8% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,331 (48.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 2.1% for the three months ended June 30, 2000 from 7.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold.

      General and administrative expenses increased $1,657 (14.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 19.1% for the three months ended June 30, 2000 from 31.4% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                              Six Months Ended June 30,
                                              -------------------------
                                                    2000             1999
                                                  --------          -------
      Oil and gas sales                           $121,776          $74,537
      Oil and gas production expenses             $ 39,695          $42,979
      Barrels produced                                  90              311
      Mcf produced                                  46,251           42,711
      Average price/Bbl                           $  29.03          $ 13.30
      Average price/Mcf                           $   2.58          $  1.65

      As shown in the table above, total oil and gas sales increased $47,239 (63.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $43,000 was related to an increase in the average price of gas sold and approximately $6,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 221 barrels, while volumes of gas sold increased 3,540 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average oil and gas prices increased to $29.03 per barrel and $2.58 per Mcf, respectively, for the six months ended June 30, 2000 from $13.30 per barrel and $1.65 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,284 (7.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) the sale of one well during late 1999 and (ii) a decrease in repair and maintenance expenses on two wells during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 32.6% for the six months ended June 30, 2000 from 57.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,602 (39.7%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 4.5% for the six months ended June 30, 2000 from 12.2% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,052 (3.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 27.8% for the six months ended June 30, 2000 from 43.9% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 2, 2000        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 2, 2000              By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.