Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1983-2
filed 2000-11-08
CIK 715369

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2000                              0-12093



                       DYCO OIL AND GAS PROGRAM 1983-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1454574
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 87,744        $ 76,054
   Accrued oil and gas sales                        54,434         103,122
                                                  --------        --------
      Total current assets                        $142,178        $179,176

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             73,945          81,445

DEFERRED CHARGE                                     45,919          45,919
                                                  --------        --------
                                                  $262,042        $306,540
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  4,866        $  7,030
   Gas imbalance payable                            59,855          59,855
                                                  --------        --------
      Total current liabilities                   $ 64,721        $ 66,885

ACCRUED LIABILITY                                 $ 41,885        $ 41,885

PARTNERS' CAPITAL:
   General Partner, 64 general
      partner units                               $  1,554        $  1,978
   Limited Partners, issued and
      outstanding, 6,400 Units                     153,882         195,792
                                                  --------        --------
      Total Partners' capital                     $155,436        $197,770
                                                  --------        --------
                                                  $262,042        $306,540
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               --------           --------

REVENUES:
   Oil and gas sales                            $78,526            $61,276
   Interest                                       2,578                725
                                                -------            -------
                                                $81,104            $62,001

COSTS AND EXPENSES:
   Oil and gas production                       $22,689            $64,105
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  3,179              4,004
   General and administrative
      (Note 2)                                   14,842             12,529
                                                -------            -------
                                                $40,710            $80,638
                                                -------            -------

NET INCOME (LOSS)                               $40,394           ($18,637)
                                                =======            =======
GENERAL PARTNER (1%) - net income
   (loss)                                       $   404           ($   187)
                                                =======            =======
LIMITED PARTNERS (99%) - net income
   (loss)                                       $39,990           ($18,450)
                                                =======            =======
NET INCOME (LOSS) PER UNIT                      $  6.25           ($  2.88)
                                                =======            =======
UNITS OUTSTANDING                                 6,464              6,464
                                                =======            =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               --------           --------

REVENUES:
   Oil and gas sales                           $200,302           $135,813
   Interest                                       6,321              2,333
                                               --------           --------
                                               $206,623           $138,146

COSTS AND EXPENSES:
   Oil and gas production                      $ 62,384           $107,084
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  8,655             13,082
   General and administrative
      (Note 2)                                   48,638             45,273
                                               --------           --------
                                               $119,677           $165,439
                                               --------           --------

NET INCOME (LOSS)                              $ 86,946          ($ 27,293)
                                               ========           ========
GENERAL PARTNER (1%) - net income
   (loss)                                      $    869          ($    273)
                                               ========           ========
LIMITED PARTNERS (99%) - net income
   (loss)                                      $ 86,077          ($ 27,020)
                                               ========           ========
NET INCOME (LOSS) PER UNIT                     $  13.45          ($   4.22)
                                               ========           ========
UNITS OUTSTANDING                                 6,464              6,464
                                               ========           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                    2000            1999
                                                  --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $ 86,946         ($27,293)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   8,655           13,082
      (Increase) decrease in accrued oil
        and gas sales                               48,688         (  4,548)
      Decrease in accounts payable               (   2,164)        (    318)
                                                  --------          -------
   Net cash provided (used) by operating
      activities                                  $142,125         ($19,077)
                                                  --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties           ($  1,155)        ($ 5,575)
                                                  --------          -------
   Net cash used by investing
      activities                                 ($  1,155)        ($ 5,575)
                                                  --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($129,280)         $     -
                                                  --------          -------
   Net cash used by financing
      activities                                 ($129,280)         $     -
                                                  --------          -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $ 11,690         ($24,652)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              76,054           72,063
                                                  --------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 87,744          $47,411
                                                  ========          =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $14,842 and $12,529, respectively, of which $11,805 and $10,791, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $48,638 and $45,273, respectively, of which $35,415 and $32,373, respectively, were paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000             1999
                                                   -------          -------
      Oil and gas sales                            $78,526          $61,276
      Oil and gas production expenses              $22,689          $64,105
      Barrels produced                                   -              175
      Mcf produced                                  17,370           25,318
      Average price/Bbl                            $     -          $ 20.17
      Average price/Mcf                            $  4.52          $  2.28

      As shown in the table above, total oil and gas sales increased $17,250 (28.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $39,000 was related to an increase in the average price of gas sold, which increase was partially offset by decreases of approximately $4,000 and $18,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 175 barrels and 7,948 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a decrease in production on one well during the three months ended September 30, 2000 due to plugged tubing, (ii) a negative prior period volume adjustment made by the purchaser on another well, and (iii) the Program receiving an increased percentage of sales due to gas balancing on another well during the three months ended September 30, 1999. The average oil price was $20.17 per barrel for the three months ended September 30, 1999. Average gas prices increased to $4.52 per Mcf for the three months ended September 30, 2000 from $2.28 per Mcf for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $41,416 (64.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to workover expenses incurred on one well during the three months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 28.9% for the three months ended September 30, 2000 from 104.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $825 (20.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold. This decrease was partially offset by an increase primarily due to the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the gas price used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 4.0% for the three months ended September 30, 2000 from 6.5% for the three months ended September 30, 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,313 (18.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner and
      (ii) accounting review fees incurred during the three months ended September 30, 2000 as a result of new ongoing requirements imposed by the Securities and Exchange Commission. As a percentage of oil and gas sales, these expenses decreased to 18.9% for the three months ended September 30, 2000 from 20.4% for the three months ended September 30, 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                                Nine Months Ended September 30,
                                               -------------------------------
                                                    2000             1999
                                                  --------         --------
      Oil and gas sales                           $200,302         $135,813
      Oil and gas production expenses             $ 62,384         $107,084
      Barrels produced                                  90              486
      Mcf produced                                  63,621           68,029
      Average price/Bbl                           $  29.29         $  15.77
      Average price/Mcf                           $   3.11         $   1.88

      As shown in the table above, total oil and gas sales increased $64,489 (47.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $78,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $8,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 396 barrels and 4,408 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average oil and gas prices increased to $29.29 per barrel and $3.11 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.77 per barrel and $1.88 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $44,700 (41.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) workover expenses incurred on one well during the nine months ended September 30, 1999 in order to improve the recovery of reserves and (ii) the sale of one well during late 1999. As a percentage of oil and gas sales, these expenses decreased to 31.1% for the nine months ended September 30, 2000 from 78.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the dollar decrease of oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,427 (33.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) an increase in the gas price used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.3% for the nine months ended September 30, 2000 from 9.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $3,365 (7.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 24.3% for the nine months ended September 30, 2000 from 33.3% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.