Form 10-Q
period 2001-03-31
DYCO OIL & GAS PROGRAM 1983-2
filed 2001-05-07
CIK 715369

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2001                                 0-12093



                       DYCO OIL AND GAS PROGRAM 1983-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1454574
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 76,032        $ 45,849
   Accrued oil and gas sales                        92,238         111,682
                                                  --------        --------
      Total current assets                        $168,270        $157,531

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            177,111         186,876

DEFERRED CHARGE                                     25,136          25,136
                                                  --------        --------
                                                  $370,517        $369,543
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  6,598        $  6,206
   Gas imbalance payable                             4,664           4,664
                                                  --------        --------
      Total current liabilities                   $ 11,262        $ 10,870

ACCRUED LIABILITY                                 $ 24,265        $ 27,098

PARTNERS' CAPITAL:
   General Partner, 64 general
      partner units                               $  3,350        $  3,316
   Limited Partners, issued and
      outstanding, 6,400 Units                     331,640         328,259
                                                  --------        --------
      Total Partners' capital                     $334,990        $331,575
                                                  --------        --------
                                                  $370,517        $369,543
                                                  ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $197,402            $52,623
   Interest                                         824              1,314
                                               --------            -------
                                               $198,226            $53,937

COSTS AND EXPENSES:
   Oil and gas production                      $ 33,596            $20,248
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  9,588              4,055
   General and administrative
      (Note 2)                                   22,347             20,591
                                               --------            -------
                                               $ 65,531            $44,894
                                               --------            -------

NET INCOME                                     $132,695            $ 9,043
                                               ========            =======
GENERAL PARTNER (1%) - net income              $  1,327            $    90
                                               ========            =======
LIMITED PARTNERS (99%) - net income            $131,368            $ 8,953
                                               ========            =======
NET INCOME PER UNIT                            $  20.53            $  1.40
                                               ========            =======
UNITS OUTSTANDING                                 6,464              6,464
                                               ========            =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
                                                  --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $132,695         $  9,043
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   9,588            4,055
      Decrease in accrued oil and gas
        sales                                       19,444           68,840
      Increase (decrease) in accounts
        payable                                        392        (     732)
      Increase in payable to General
        Partner                                          -            2,000
      Decrease in accrued liability              (   2,833)               -
                                                  --------         --------
   Net cash provided by operating
      activities                                  $159,286         $ 83,206
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $    177         $     29
                                                  --------         --------
   Net cash provided by investing
      activities                                  $    177         $     29
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($129,280)        $      -
                                                  --------         --------
   Net cash used by financing
      activities                                 ($129,280)        $      -
                                                  --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 30,183         $ 83,235

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              45,849           76,054
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 76,032         $159,289
                                                  ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000, the Program incurred such expenses totaling $22,347 and $20,591, respectively, of which $11,805 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2001            2000
                                                   --------         -------
      Oil and gas sales                            $197,402         $52,623
      Oil and gas production expenses              $ 33,596         $20,248
      Barrels produced                                    5              90
      Mcf produced                                   29,373          23,429
      Average price/Bbl                            $  26.60         $ 29.03
      Average price/Mcf                            $   6.72         $  2.13

      As shown in the table above, total oil and gas sales increased $144,779 (275.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $135,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 85 barrels, while volumes of gas sold increased 5,944 Mcf, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase in volumes of gas sold was primarily due to the successful recompletion of one well during 2000. This increase was partially offset by (i) the Program's receipt of a decreased percentage of sales on one well during the three months ended
      March 31, 2001 due to gas balancing and (ii) normal declines in production. Average oil prices decreased to $26.60 per barrel for the three months ended March 31, 2001 from $29.03 per barrel for the three months ended March 31, 2000. Average gas prices increased to $6.72 per Mcf for the three months ended March 31, 2001 from $2.13 per Mcf for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,348 (65.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) subsurface repair and maintenance expenses incurred on one well during the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses decreased to 17.0% for the three months ended March 31, 2001 from 38.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

     Depreciation, depletion, and amortization of oil and gas properties increased $5,533 (136.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and (ii) an increase in depletable oil and gas properties at March 31, 2001 as compared to March 31, 2000 due to recompletion costs incurred on one well during 2000. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended March 31, 2001 from 7.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

     General and administrative expenses increased $1,756 (8.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 11.3% for the three months ended March 31, 2001 from 39.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer