Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1983-2
filed 2001-08-08
CIK 715369

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                                  0-12093



                       DYCO OIL AND GAS PROGRAM 1983-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                       41-1454574
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                     Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 77,205        $ 45,849
   Accrued oil and gas sales                        61,506         111,682
                                                  --------        --------
      Total current assets                        $138,711        $157,531

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            181,788         186,876

DEFERRED CHARGE                                     25,136          25,136
                                                  --------        --------
                                                  $345,635        $369,543
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  6,265        $  6,206
   Gas imbalance payable                             4,664           4,664
                                                  --------        --------
      Total current liabilities                   $ 10,929        $ 10,870

ACCRUED LIABILITY                                 $ 22,825        $ 27,098

PARTNERS' CAPITAL:
   General Partner, 64 general
      partner units                               $  3,119        $  3,316
   Limited Partners, issued and
      outstanding, 6,400 Units                     308,762         328,259
                                                  --------        --------
      Total Partners' capital                     $311,881        $331,575
                                                  --------        --------
                                                  $345,635        $369,543
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $164,931            $69,153
   Interest                                       1,017              2,429
                                               --------            -------
                                               $165,948            $71,582

COSTS AND EXPENSES:
   Oil and gas production                      $ 28,030            $19,447
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 18,390              1,421
   General and administrative
      (Note 2)                                   13,357             13,205
                                               --------            -------
                                               $ 59,777            $34,073
                                               --------            -------

NET INCOME                                     $106,171            $37,509
                                               ========            =======
GENERAL PARTNER (1%) - net income              $  1,062            $   375
                                               ========            =======
LIMITED PARTNERS (99%) - net income            $105,109            $37,134
                                               ========            =======
NET INCOME PER UNIT                            $  16.42            $  5.80
                                               ========            =======
UNITS OUTSTANDING                                 6,464              6,464
                                               ========            =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $362,333           $121,776
   Interest                                       1,841              3,743
                                               --------           --------
                                               $364,174           $125,519

COSTS AND EXPENSES:
   Oil and gas production                      $ 61,626           $ 39,695
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 27,978              5,476
   General and administrative
      (Note 2)                                   35,704             33,796
                                               --------           --------
                                               $125,308           $ 78,967
                                               --------           --------

NET INCOME                                     $238,866           $ 46,552
                                               ========           ========
GENERAL PARTNER (1%) - net income              $  2,389           $    465
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $236,477           $ 46,087
                                               ========           ========
NET INCOME PER UNIT                            $  36.95           $   7.20
                                               ========           ========
UNITS OUTSTANDING                                 6,464              6,464
                                               ========           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
                                                  --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $238,866         $ 46,552
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  27,978            5,476
      Decrease in accrued oil and gas
        sales                                       50,176           53,636
      Increase (decrease) in accounts
        payable                                         59        (   2,778)
      Decrease in accrued liability              (   4,273)               -
                                                  --------         --------
   Net cash provided by operating
      activities                                  $312,806         $102,886
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $      -         $  4,403
   Additions to oil and gas properties           (  22,890)               -
                                                  --------         --------
   Net cash provided (used) by
      investing activities                       ($ 22,890)        $  4,403
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($258,560)        $      -
                                                  --------         --------
   Net cash used by financing
      activities                                 ($258,560)        $      -
                                                  --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 31,356         $107,289

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              45,849           76,054
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 77,205         $183,343
                                                  ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $13,357 and $13,205, respectively, of which $11,805 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $35,704 and $33,796, respectively, of which $23,610 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 --------------------------
                                                     2001            2000
                                                   --------         -------
      Oil and gas sales                            $164,931         $69,153
      Oil and gas production expenses              $ 28,030         $19,447
      Barrels produced                                   29               -
      Mcf produced                                   40,306          22,822
      Average price/Bbl                            $  29.24         $     -
      Average price/Mcf                            $   4.07         $  3.03

      As shown in the table above, total oil and gas sales increased $95,778 (138.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $53,000 was related to an increase in volumes of gas sold and approximately $42,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 29 barrels and 17,484 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of gas sold was primarily due to the successful recompletion of one well during late 2000 and a positive prior period volume adjustment made by the purchaser on that same well during the three months ended June 30, 2001. This increase was partially offset by (i) the Program's receipt of a decreased percentage of sales on another well during the three months ended June 30, 2001 due to gas balancing and (ii) normal declines in production. As of the date of this Quarterly Report, Management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. The average oil price was $29.24 per barrel for the three months ended June 30, 2001. Average gas prices increased to $4.07 per Mcf for the three months ended June 30, 2001 from $3.03 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,583 (44.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.0% for the three months ended June 30, 2001 from 28.1% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $16,969 (1194.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) an increase in the depletable oil and gas properties at June 30, 2001 as compared to June 30, 2000 due to recompletion costs incurred on one well during late 2000 and (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001, as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 11.2% for the three months ended June 30, 2001 from 2.1% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $152 (1.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the three months ended June 30, 2001 from 19.1% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                   Six Months Ended June 30,
                                                   ------------------------
                                                     2001            2000
                                                   --------        --------
      Oil and gas sales                            $362,333        $121,776
      Oil and gas production expenses              $ 61,626        $ 39,695
      Barrels produced                                   34              90
      Mcf produced                                   69,679          46,251
      Average price/Bbl                            $  28.85        $  29.03
      Average price/Mcf                            $   5.19        $   2.58

      As shown in the table above,  total oil and gas sales  increased  $240,557
      (197.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $182,000 was related to an increase in the average price of gas sold and approximately $60,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 56 barrels, while volumes of gas sold increased 23,428 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in volumes of gas sold was primarily due to the successful recompletion of one well during late 2000. This increase was partially offset by (i) the Program's receipt of a decreased percentage of sales on another well during the six months ended June 30, 2001 due to gas balancing and (ii) normal declines in production. As of the date of this

      Quarterly Report, Management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. Average oil prices decreased to $28.85 per barrel for the six months ended June 30, 2001 from $29.03 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.19 per Mcf for the six months ended June 30, 2001 from $2.58 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,931 (55.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) subsurface repair and maintenance expenses incurred on one well during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 17.0% for the six months ended June 30, 2001 from 32.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $22,502 (410.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in the depletable oil and gas properties at June 30, 2001 as compared to June 30, 2000 due to recompletion costs incurred on one well during late 2000, (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000, and (iii) the increase in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 7.7% for the six months ended June 30, 2001 from 4.5% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,908 (5.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the six months ended June 30, 2001 from 27.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001              By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001              By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer