Form 10-Q
period 2001-09-30
DYCO OIL & GAS PROGRAM 1983-2
filed 2001-11-13
CIK 715369

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                             0-12093



                       DYCO OIL AND GAS PROGRAM 1983-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1454574
(State or other jurisdiction              (I.R.S. Employer Identification
   of incorporation or                               Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                September 30,     December 31,
                                                    2001              2000
                                                -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 91,936        $ 45,849
   Accrued oil and gas sales                        35,188         111,682
                                                  --------        --------
      Total current assets                        $127,124        $157,531

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            171,723         186,876

DEFERRED CHARGE                                     25,136          25,136
                                                  --------        --------
                                                  $323,983        $369,543
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,547        $  6,206
   Gas imbalance payable                             4,664           4,664
                                                  --------        --------
      Total current liabilities                   $ 10,211        $ 10,870

ACCRUED LIABILITY                                 $ 22,804        $ 27,098

PARTNERS' CAPITAL:
   General Partner, 64 general
      partner units                               $  2,910        $  3,316
   Limited Partners, issued and
      outstanding, 6,400 Units                     288,058         328,259
                                                  --------        --------
      Total Partners' capital                     $290,968        $331,575
                                                  --------        --------
                                                  $323,983        $369,543
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                            $38,591            $78,526
   Interest                                         621              2,578
                                                -------            -------
                                                $39,212            $81,104

COSTS AND EXPENSES:
   Oil and gas production                       $22,955            $22,689
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 22,518              3,179
   General and administrative
      (Note 2)                                   14,652             14,842
                                                -------            -------
                                                $60,125            $40,710
                                                -------            -------

NET INCOME (LOSS)                              ($20,913)           $40,394
                                                =======            =======
GENERAL PARTNER (1%) - net income
   (loss)                                      ($   209)           $   404
                                                =======            =======
LIMITED PARTNERS (99%) - net income
   (loss)                                      ($20,704)           $39,990
                                                =======            =======
NET INCOME (LOSS) PER UNIT                     ($  3.23)           $  6.25
                                                =======            =======
UNITS OUTSTANDING                                 6,464              6,464
                                                =======            =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $400,924           $200,302
   Interest                                       2,462              6,321
                                               --------           --------
                                               $403,386           $206,623

COSTS AND EXPENSES:
   Oil and gas production                      $ 84,581           $ 62,384
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 50,496              8,655
   General and administrative
      (Note 2)                                   50,356             48,638
                                               --------           --------
                                               $185,433           $119,677
                                               --------           --------

NET INCOME                                     $217,953           $ 86,946
                                               ========           ========
GENERAL PARTNER (1%) - net income              $  2,180           $    869
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $215,773           $ 86,077
                                               ========           ========
NET INCOME PER UNIT                            $  33.72           $  13.45
                                               ========           ========
UNITS OUTSTANDING                                 6,464              6,464
                                               ========           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
                                                  --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $217,953         $ 86,946
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  50,496            8,655
      Decrease in accrued oil and gas
        sales                                       76,494           48,688
      Decrease in accounts payable               (     659)       (   2,164)
      Decrease in accrued liability              (   4,294)               -
                                                  --------         --------
   Net cash provided by operating
      activities                                  $339,990         $142,125
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties           ($ 35,343)       ($  1,155)
                                                  --------         --------
   Net cash used by investing
      activities                                 ($ 35,343)       ($  1,155)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($258,560)       ($129,280)
                                                  --------         --------
   Net cash used by financing
      activities                                 ($258,560)       ($129,280)
                                                  --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 46,087         $ 11,690

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              45,849           76,054
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 91,936         $ 87,744
                                                  ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the nine months ended September 30, 2001, the Program paid recompletion costs of approximately $34,000 on the Crawford #1-24 well located in Pittsburg County, Oklahoma in which the Program owns an interest of approximately 42.8%. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $14,652 and $14,842, respectively, of which $11,805 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $50,356 and $48,638, respectively, of which $35,415 was paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the nine months ended September 30, 2001 the Program paid recompletion costs of approximately $34,000 on the Crawford #1-24 well located in Pittsburg County, Oklahoma in which the Program owns an interest of 42.8%. The recompletion was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                     2001            2000
                                                   -------          -------
      Oil and gas sales                            $38,591          $78,526
      Oil and gas production expenses              $22,955          $22,689
      Barrels produced                                  31                -
      Mcf produced                                  16,400           17,370
      Average price/Bbl                            $ 26.77          $     -
      Average price/Mcf                            $  2.30          $  4.52

      As shown in the table above, total oil and gas sales decreased $39,935 (50.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $36,000 was related to a decrease in the average price of gas sold and approximately $4,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 31 barrels, while volumes of gas sold decreased 970 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The average oil price was $26.77 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.30 per Mcf for the three months ended September 30, 2001 from $4.52 per Mcf for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $266 (1.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to repair and maintenance expenses incurred on one well during the three months ended September 30, 2001. This increase was substantially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 59.5% for the three months ended September 30, 2001 from 28.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $19,339 (608.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to (i) an increase in the depletable oil and gas properties at September 30, 2001 as compared to September 30, 2000 due to recompletion costs incurred on one well during late 2000 and (ii) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September

      30, 2000. As a percentage of oil and gas sales, this expense increased to 58.4% for the three months ended September 30, 2001 from 4.0% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in the average price of gas sold and the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $190 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 38.0% for the three months ended September 30, 2001 from 18.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2001            2000
                                                   --------        --------
      Oil and gas sales                            $400,924        $200,302
      Oil and gas production expenses              $ 84,581        $ 62,384
      Barrels produced                                   65              90
      Mcf produced                                   86,079          63,621
      Average price/Bbl                            $  27.86        $  29.29
      Average price/Mcf                            $   4.64        $   3.11

      As shown in the table above, total oil and gas sales increased $200,622 (100.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $132,000 was related to an increase in the average price of gas sold and approximately $70,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 25 barrels, while volumes of gas sold increased 22,458 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of gas sold was primarily due to the successful recompletion of one well during late 2000. This increase was partially offset by (i) the Program's receipt of a decreased percentage of sales on another well during the nine months ended September 30, 2001 due to gas balancing and
      (ii) normal declines in production. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. Average oil prices decreased to $27.86 per barrel for the nine months ended September 30, 2001 from $29.29 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.64 per Mcf for the nine months ended September 30, 2001 from $3.11 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses(including lease operating expenses and production taxes) increased $22,197 (35.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii)subsurface repair and maintenance expenses incurred on one well during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 21.1% for the nine months ended September 30, 2001 from 31.1% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $41,841 (483.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) an increase in the depletable oil and gas properties at September 30, 2001 as compared to September 30, 2000 due to recompletion costs incurred on one well during late 2000, (ii) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000, and (iii) the increase in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 12.6% for the nine months ended September 30, 2001 from 4.3% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,718 (3.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 12.6% for the nine months ended September 30, 2001 from 24.3% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 13, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 13, 2001            By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer