Form 10-Q
period 2002-06-30
DYCO OIL & GAS PROGRAM 1983-2
filed 2002-08-05
CIK 715369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                              Commission File Number
   June 30, 2002                                            0-12093



                       DYCO OIL AND GAS PROGRAM 1983-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1454574
(State or other jurisdiction            (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 76,578        $121,155
   Accrued oil and gas sales                        27,454          25,901
                                                  --------        --------
      Total current assets                        $104,032        $147,056

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            156,925         166,562

DEFERRED CHARGE                                     20,554          20,554
                                                  --------        --------
                                                  $281,511        $334,172
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  8,580        $  5,207
   Gas imbalance payable                             2,616           2,616
                                                  --------        --------
      Total current liabilities                   $ 11,196        $  7,823

ACCRUED LIABILITY                                 $ 39,925        $ 39,925

PARTNERS' CAPITAL:
   General Partner, 64 general
      partner units                               $  2,304        $  2,864
   Limited Partners, issued and
      outstanding, 6,400 Units                     228,086         283,560
                                                  --------        --------
      Total Partners' capital                     $230,390        $286,424
                                                  --------        --------
                                                  $281,511        $334,172
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002               2001
                                               --------           --------

REVENUES:
   Oil and gas sales                            $35,796           $164,931
   Interest                                         341              1,017
                                                -------           --------
                                                $36,137           $165,948

COSTS AND EXPENSES:
   Oil and gas production                       $49,149           $ 28,030
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  3,562             18,390
   General and administrative
      (Note 2)                                   13,133             13,357
                                                -------           --------
                                                $65,844           $ 59,777
                                                -------           --------

NET INCOME (LOSS)                              ($29,707)          $106,171
                                                =======           ========
GENERAL PARTNER (1%) - net income
   (loss)                                      ($   297)          $  1,062
                                                =======           ========
LIMITED PARTNERS (99%) - net income
   (loss)                                      ($29,410)          $105,109
                                                =======           ========
NET INCOME (LOSS) PER UNIT                     ($  4.60)          $  16.42
                                                =======           ========
UNITS OUTSTANDING                                 6,464              6,464
                                                =======           ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002               2001
                                               --------           --------

REVENUES:
   Oil and gas sales                           $ 73,239           $362,333
   Interest                                         835              1,841
                                               --------           --------
                                               $ 74,074           $364,174

COSTS AND EXPENSES:
   Oil and gas production                      $ 88,988           $ 61,626
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,400             27,978
   General and administrative
      (Note 2)                                   33,720             35,704
                                               --------           --------
                                               $130,108           $125,308
                                               --------           --------

NET INCOME (LOSS)                             ($ 56,034)          $238,866
                                               ========           ========
GENERAL PARTNER (1%) - net income
   (loss)                                     ($    560)          $  2,389
                                               ========           ========
LIMITED PARTNERS (99%) - net income
   (loss)                                     ($ 55,474)          $236,477
                                               ========           ========
NET INCOME (LOSS) PER UNIT                    ($   8.67)          $  36.95
                                               ========           ========
UNITS OUTSTANDING                                 6,464              6,464
                                               ========           ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                    2002            2001
                                                  --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             ($ 56,034)        $238,866
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   7,400           27,978
      (Increase) decrease in accrued oil
        and gas sales                            (   1,553)          50,176
      Increase in accounts payable                   3,373               59
      Decrease in accrued liability                      -        (   4,273)
                                                  --------         --------
   Net cash provided (used) by
      operating activities                       ($ 46,814)        $312,806
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $  2,237         $     -
   Additions to oil and gas
      properties                                         -        (  22,890)
                                                  --------         --------
   Net cash provided (used) by investing
      activities                                  $  2,237        ($ 22,890)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             $      -        ($258,560)
                                                  --------         --------
   Net cash used by financing
      activities                                  $      -        ($258,560)
                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($ 44,577)        $ 31,356

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             121,155           45,849
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 76,578         $ 77,205
                                                  ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and changes in cash flows for the six months ended June 30, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2002 and 2001, the Program incurred such expenses totaling $13,133 and $13,357, respectively, of which $11,805 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the Program incurred such expenses totaling $33,720 and $35,704, respectively, of which $23,610 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.


3.    TERMINATION
      -----------

      On July 31, 2002, Dyco mailed a notice letter (the "Notice") to the limited partners of its election to terminate the Program effective
      October 31, 2002 pursuant to the terms of the Partnership Agreement governing the Program (the "Agreement") and the Minnesota Revised Limited Partnership Act (the "Act").

      As provided in the Agreement and under the Act, the Notice will cause dissolution of the Program ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Program may elect to reconstitute the Program with a new general partner as further described below. Due to this uncertainty these financial statements have been prepared on a going concern basis rather than a liquidation basis. It is expected that Dyco as general partner will file a certificate dissolving the partnership with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Program with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreement, withdraw their limited partner interests in any or all of the Program's properties by taking their share of the Program's properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Program, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Program. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreement, a majority in interest of the limited partners may vote to reconstitute the Program and continue its activities as a partnership with a newly appointed general partner. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. Dyco and its affiliates own approximately 47% of the Program's units. It is expected that they would vote "no" on any vote to reconstitute the Program.

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


TERMINATION
-----------

      On July 31, 2002 Dyco notified the limited partners of its election to terminate the Program effective October 31, 2002. See Item 5 - Other Information for more information regarding termination of the Program. However, as described in Item 5 there is a possibility that the Program will be reconstituted. Due to this uncertainty the financial statements and management's discussion and analysis contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis rather than a liquidation basis. In the event the Program is terminated as expected, then all statements in this Quarterly Report regarding future income, expenses, or other items will not be applicable.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the six months ended June 30, 2001, capital expenditures for the Program totaled $22,890. These expenditures were primarily due to a successful recompletion of the Crawford #1-24 well located in Pittsburg County, Oklahoma, in which the Program owns an interest of approximately 42.8%. The recompletion was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     2002            2001
                                                   -------         --------
      Oil and gas sales                            $35,796         $164,931
      Oil and gas production expenses              $49,149         $ 28,030
      Barrels produced                                  11               29
      Mcf produced                                  10,899           40,306
      Average price/Bbl                            $ 24.18         $  29.24
      Average price/Mcf                            $  3.26         $   4.07

      As shown in the table above, total oil and gas sales decreased $129,135 (78.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30,

      2001. Of this decrease, approximately $120,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 18 barrels and 29,407 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 2001, (ii) the shutting-in of one well due to production difficulties during the three months ended June 30, 2002, and (iii) the shutting-in of another well during the three months ended June 30, 2002 in order to perform a workover. Average oil and gas prices decreased to $24.18 per barrel and $3.26 per Mcf, respectively, for the three months ended June 30, 2002 from $29.24 per barrel and $4.07 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,119 (75.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to workover expenses incurred on one well during the three months ended June 30, 2002. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 137.3% for the three months ended June 30, 2002 from 17.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the workover expenses incurred.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,828 (80.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 10.0% for the three months ended June 30, 2002 from 11.2% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $224 (1.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 36.7% for the three months ended June 30, 2002 from 8.1% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2002            2001
                                                   -------         --------
      Oil and gas sales                            $73,239         $362,333
      Oil and gas production expenses              $88,988         $ 61,626
      Barrels produced                                  17               34
      Mcf produced                                  30,016           69,679
      Average price/Bbl                            $ 23.59         $  28.85
      Average price/Mcf                            $  2.43         $   5.19

      As shown in the table above, total oil and gas sales decreased $289,094 (79.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $206,000 was related to a decrease in volumes of gas sold and (ii) $83,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 17 barrels and 39,663 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 2001, (ii) the shutting-in of one well due to production difficulties during the six months ended June 30, 2002, and (iii) the shutting-in of another well during the six months ended June 30, 2002 in order to perform a workover. Average oil and gas prices decreased to $23.59 per barrel and $2.43 per Mcf, respectively, for the six months ended June 30, 2002 from $28.85 per barrel and $5.19 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,362 (44.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to workover expenses incurred on one well during the six months ended June 30, 2002. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 121.5% for the six months ended June 30, 2002 from 17.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,578 (73.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.1% for the six months ended June 30, 2002 from 7.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,984 (5.6%) for the six months ended June 30, 2002 as compared to the six months June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 46.0% for the six months ended June 30, 2002 from 9.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On July 31, 2002, Dyco mailed a notice letter (the "Notice") to the limited partners of its election to terminate the Program effective
      October 31, 2002 pursuant to the terms of the Partnership Agreement governing the Program (the "Agreement") and the Minnesota Revised Limited Partnership Act (the "Act"). A copy of the Notice is attached to this Quarterly Report on Form 10-Q as an Exhibit.

      As provided in the Agreement and under the Act, the Notice will cause dissolution of the Program ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Program may elect to reconstitute the Program with a new general partner as further described below. It is expected that Dyco as general partner will file a certificate dissolving the partnership with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Program with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreement, withdraw their limited partner interests in any or all of the Program's properties by taking their share of the Program's properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Program, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Program. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreement, a majority in interest of the limited partners may vote to reconstitute the Program and continue its activities as a partnership with a newly appointed general partner. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. As noted in the attached letter, Dyco and its affiliates own approximately 47% of the Program's units. It is expected that they would vote "no" on any vote to reconstitute the Program.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            20.1 Letter to the Program's limited partners dated July 31, 2002.

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Program.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1983-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 5, 2002              By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 5, 2002              By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer